Form 10-Q
period 1997-09-30
AEGIS REALTY INC
filed 1997-11-14
CIK 1043324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 30, 1997


OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 1-13239


                               AEGIS REALTY, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



           Maryland                                              13-3916825
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



 625 Madison Avenue, New York, New York                            10022
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                                     PART I

Item 1.  Financial Statements

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                       Statements of Financial Condition
                                  (Unaudited)


                                                 ------------------      -----------------
                                                    September 30,           December 31,
                                                        1997                    1996
                                                 ------------------      -----------------

ASSETS
Property and equipment, net of accumulated
  depreciation of $15,884,287 and $14,841,244,
  respectively (Note 2)                            $69,390,022               $70,670,980
Cash and cash equivalents                            2,951,627                 2,398,013
Accounts receivable-tenants, net of allowance for
  doubtful accounts of $298,158 and $302,609,
  respectively                                         935,229                   803,219
Deferred insurance costs, net of accumulated
  amortization of $5,054,883 and $4,604,448,
  respectively                                         950,921                 1,401,356
Deferred refinancing costs, net of accumulated
  amortization of $12,759 and $116,043,
  respectively                                          13,639                    17,599
Deferred leasing commissions, net of accumulated
  amortization of $266,442 and $263,304,
  respectively                                         501,031                   468,653
Other assets                                            82,630                    82,517
                                                   -----------               -----------

  Total Assets                                     $74,825,099               $75,842,337
                                                   ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable                                     $5,216,919               $ 5,565,841
  Accounts payable and other liabilities               529,336                   475,862
  Real estate taxes payable                            804,370                   564,012
  Distributions payable                                909,092                         0
  Due to General Partners and affiliates               214,649                   141,192
                                                   -----------               -----------

  Total Liabilities                                  7,674,366                 6,746,907
                                                   -----------               -----------

Partners' Capital (Deficit):
  Limited Partners (4,000,000 BUC$
    issued and outstanding)                         67,426,943                69,352,193
  General Partners                                    (276,210)                 (256,763)
                                                   -----------               -----------

  Total Partners' Capital                           67,150,733                69,095,430
                                                   -----------               -----------

  Total Liabilities and Partners' Capital          $74,825,099               $75,842,337
                                                   ===========               ===========

                  See accompanying notes to financial statement

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                              Statements of Income
                                  (Unaudited)


                                             ---------------------           ----------------------------
                                               Three Months Ended                  Nine Months Ended
                                                 September 30,                        September 30,
                                             ---------------------           ----------------------------
                                             1997             1996               1997            1996
                                             ---------------------           ----------------------------
Revenues:
  Rental income                            $1,774,041      $1,757,237          $5,426,584      $5,328,453
  Recovery of common area
    maintenance charges                       174,124         185,180             588,363         555,541
  Real estate tax reimbursements              241,105         217,161             761,519         651,484
  Interest income                              15,538          12,110              40,404          27,119
  Other                                        15,286          59,154             117,897         135,234
                                           ----------      ----------          ----------       ---------
  Total revenues                            2,220,094       2,230,842           6,934,767       6,697,831
                                           ----------      ----------          ----------       ---------
Expenses:
  General and administrative                  182,764          65,349             405,056         287,400
  General and administrative-
    related parties (Note 3)                  185,899         169,502             456,455         496,648
  Operating                                    31,656          51,101             120,690         137,459
  Repairs and maintenance                     203,166         284,161             734,888         740,485
  Real estate taxes                           327,300         280,784             865,087         842,353
  Insurance                                    60,358          59,740             186,367         187,475
  Interest                                    121,002         132,930             367,437         401,592
  Depreciation and amortization               621,261         636,472           1,862,526       1,899,221
  Bad debt                                   (166,839)        (87,222)            (81,865)          5,852
                                           ----------      ----------          ----------       ---------
  Total expenses                            1,566,567       1,592,817           4,916,641       4,998,485
                                           ----------      ----------          ----------       ---------

Net income                                 $  653,527      $  638,025          $2,018,126      $1,699,346
                                           ==========      ==========          ==========      ==========
Allocation of Net Income:

  Limited Partners                         $  539,262      $  523,915          $1,674,755      $1,359,163
                                           ==========      ==========          ==========      ==========

  General Partners                         $    5,447      $    5,292          $   16,917      $   13,729
                                           ==========      ==========          ==========      ==========

  Special distributions to

    General Partners                       $  108,818      $  108,818          $  326,454      $  326,454
                                           ==========      ==========          ==========      ==========

Net Income per BUC                         $      .14      $      .13          $      .42      $      .34
                                           ==========      ==========          ==========      ==========


                 See accompanying notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
              Statement of Changes in Partners' Capital (Deficit)
                                  (Unaudited)


                                ---------------------------------------
                                                Limited         General
                                 Total         Partners        Partners
                                ---------------------------------------
Partners' capital (deficit) -
  January 1, 1997               $69,095,430   $69,352,193     $(256,763)

Net income                        2,018,126     1,674,755       343,371

Distributions                    (3,962,823)   (3,600,005)     (362,818)
                                -----------   -----------     ---------
Partners' capital (deficit) -
  September 30, 1997            $67,150,733   $67,426,943     $(276,210)
                                ===========   ===========     =========

                 See accompanying notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                            Statements of Cash Flows
                                  (Unaudited)


                                                      -----------------------------
                                                             Nine Months Ended
                                                               September 30,
                                                      -----------------------------
                                                           1997              1996
                                                       -----------       -----------
Cash flows from operating activities:
Net income                                              $2,018,126       $1,699,346
                                                       -----------       -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          1,862,526        1,899,221
  (Increase) decrease in accounts receivable-tenants      (127,559)         479,466
  Decrease in allowance for doubtful accounts               (4,451)         (29,407)
  Increase in other assets                                    (113)         (51,509)
  Increase in due to General Partners and affiliates        73,457          129,090
  Increase (decrease) in accounts payable and
    other liabilities                                       53,474          (48,049)
  Increase in real estate tax payable                      240,358          200,919
                                                       -----------      ------------
    Total adjustments                                    2,097,692        2,579,731
                                                       -----------      ------------

  Net cash provided by operating activities              4,115,818        4,279,077
                                                       -----------      ------------

Cash flows from investing activities:

  Improvements to property and equipment                  (124,035)         (57,093)
  Leasing commissions paid                                 (35,516)        (237,406)
                                                       -----------      ------------

  Net cash used in investing activities                   (159,551)        (294,499)
                                                       -----------      ------------

Cash flows from financing activities:

  Principal payment on notes payable                      (348,922)        (172,137)
  Distributions paid                                    (3,053,731)      (3,053,731)
                                                       -----------      ------------

  Net cash used in financing activities                 (3,402,653)      (3,225,868)
                                                       -----------      ------------

Net increase in cash and cash equivalents                  553,614          758,710

Cash and cash equivalents-beginning of period            2,398,013        2,057,134
                                                       -----------      ------------

Cash and cash equivalents-end of period                $ 2,951,627      $ 2,815,844
                                                       ===========      ===========

Supplemental Disclosures of Noncash Activities:
  Distributions to partners                            $(3,962,823)     $(3,053,731)
  Increase in distributions payable to partners            909,092                0
                                                       ===========      ===========

  Distributions paid to partners                       $(3,053,731)     $(3,053,731)
                                                       ===========      ===========
Supplemental Information:
  Interest paid                                        $   367,437      $   401,592
                                                       ===========      ===========

                 See accompanying notes to financial statements

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                         Notes to Financial Statements
                               September 30, 1997
                                  (Unaudited)


Note 1 - General

The accompanying financial statements are being filed by Aegis Realty, Inc. ("Aegis") on behalf of Summit Insured Equity, L.P. ("Insured I"), one of four limited partnerships which consolidated on October 1, 1997 to form Aegis. These financial statements reflect only the financial position and results of operations of Insured I; for information regarding the consolidation and pro forma financial information of Aegis, see Note 4.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Insured I as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in Insured I's Form 10-K for the year ended December 31, 1996.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

Management of Insured I does not believe that these new standards will have a material effect on Insured I's or Aegis' reported operating results, per unit amounts, financial position or cash flows.

Insured I reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, Insured I estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                         Notes to Financial Statements
                               September 30, 1997
                                  (Unaudited)

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of September 30, 1997.

Certain reclassifications have been made to prior year amounts to conform with current year's presentation.

Note 2 - Property and Equipment

The components of property and equipment are as follows:

                                                 September 30,   December 31,
                                                    1997             1996
                                                 -------------   ------------
Land                                              $20,356,681     $20,356,681
Buildings and improvements                         64,917,628      65,155,543
                                                 -------------   ------------
                                                   85,274,309      85,512,224
Less:  Accumulated depreciation                   (15,884,287)    (14,841,244)
                                                 -------------   ------------
                                                  $69,390,022     $70,670,980
                                                 ============    ============

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at September 30, 1997 and December 31, 1996. However, the carrying value of certain properties may be in excess of their fair value as of such dates.

Note 3 - Related Party Transactions

The costs and expenses incurred to related parties for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                  Three Months Ended        Nine Months Ended
                                    September 30,              September 30,
                                -----------------------------------------------
                                 1997          1996           1997       1996
                                -----------------------------------------------
Expense reimbursement (a)      $ 31,544     $  64,096      $  79,935  $ 156,404
Property management fees (b)    146,314        99,701        352,397    323,132
Insurance services (c)            8,041         5,705         24,123     17,112
                               --------     ---------      ---------  ---------
                               $185,899     $ 169,502      $ 456,455  $ 496,648
                               ========     =========      =========  =========

(a) The General Partners and their affiliates performed services through September 30, 1997 for Insured I which include, but were not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications; printing and other administrative services. The amount of reimbursement from Insured I is limited by the provisions of Insured I's partnership agreement.

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                         Notes to Financial Statements
                               September 30, 1997
                                  (Unaudited)

(b) Insured I's eleven properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Related General Partner.

(c) Four of the officers of the Related General Partner have ownership interests in Multi-Family Program Inc., a company which has provided insurance services for the properties.

The distributions earned by the General Partners for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                    Three Months Ended        Nine Months Ended
                                      September 30,              September 30,
                                   ---------------------    --------------------
                                     1997         1996        1997         1996
                                   ---------------------    --------------------
Special Distributions              $108,818     $108,818    $326,454    $326,454
Regular Distributions of Adjusted
  Cash from Operations               18,182        9,091      36,364      27,273
                                   --------     --------    --------    --------
                                   $127,000     $117,909    $362,818    $353,727
                                   ========     ========    ========    ========

As of September 30, 1997 Prudential Securities Incorporated ("PSI"), an affiliate of Prudential-Bache Properties, Inc. ("PBP"), owned 33,760 BUC$.

Note 4 - Subsequent Events

In November 1997, distributions of $900,001 and $9,091 which were declared in September 1997 were paid to the BUC$holders and General Partners, respectively, from cash flow from operations for the quarter ended September 30, 1997.

Previous quarterly and annual reports by Insured I have disclosed the commencement and status of the putative class action captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654) (D.Az.). This putative class action was transferred, along with certain other cases, by the Judicial Panel on Multidistrict Litigation to a single judge of the United States District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered, in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement dated June 18, 1997 (the "Solicitation Statement") describing in detail the Consolidation (defined below) and other transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the Solicitation Statement and class notice were mailed to BUC$holders of Insured I and the fairness hearing was held on August 28, 1997. Less than one-third of the BUC$holders in each of the four partnerships

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                         Notes to Financial Statements
                               September 30, 1997
                                  (Unaudited)

which are part of the Consolidation objected to the Consolidation. The Court issued its final order approving the Related Settlement on August 28, 1997.

On October 1, 1997, as part of the settlement of the Class Action, Insured I, Summit Insured Equity L.P. II, Summit Preferred Equity L.P., and Eagle Insured, L.P., four limited partnerships (the "Partnerships") co-sponsored by PBP and affiliates of Related Capital Company ("RCC"), an affiliate of Insured I, consolidated to form Aegis, a Maryland real estate investment trust ("REIT"). The consolidation (the "Consolidation") resulted in the formation of a publicly traded diversified REIT specializing in direct and indirect equity investments in retail and residential properties. Pursuant to the Consolidation, Aegis issued shares to all partners in each of the Partnerships and commenced trading on the American Stock Exchange on October 10, 1997, under the stock symbol "AER". There are currently 8,050,727 shares outstanding (an additional 46,836 shares are reserved for issuance upon conversion of all OP Units, as defined below, held by affiliates of RCC. The terms of the Consolidation are more fully described in Aegis' Solicitation Statement.

Aegis is governed by a board of five directors, three of whom are affiliated with RCC and has engaged Related Aegis LP, a Delaware limited partnership and an affiliate of RCC (the "Advisor"), to manage its day to day affairs. The Advisor will provide to Aegis substantially the same services that were provided to the Partnerships by the General Partners. As part of the Consolidation, the Advisor acquired PBP's general partner interest in each of the Partnerships, and contributed one half of such interest back to the Partnerships prior to the Consolidation.

Aegis will own all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware partnership (the "Operating Partnership"), of which Aegis is the sole general partner and holder of 99.42% of the units of partnership interest (the "OP Units") as of the consummation of the Consolidation. The balance of the units are currently held by affiliates of RCC. As part of the Consolidation, Insured I and Summit Insured Equity L.P. II ("Insured II") remain as stand alone entities each wholly owned by the Operating Partnership, as the general partner, and a subsidiary of Aegis, as the limited partner. Insured I and Insured II continue to be the record owners of their respective shopping centers.

For financial accounting and reporting purposes, the Consolidation is being accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in Aegis, in this case Insured I, is deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities will be recorded by Aegis at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership as set forth in the Solicitation Statement.

On a pro forma basis if the Consolidation had occurred on September 30, 1997, Aegis would have had total assets of approximately $138 million and shareholders' equity of approximately $126 million. For the income statements, if the Consolidation had occurred at January 1, 1997, Aegis' total revenues for the nine months ended September 30, 1997 would have been approximately $11.4 million, net income approximately $4.6 million and net income per share approximately $.57. If the Consolidation had occurred on January 1, 1996, Aegis' total revenues for the nine months ended September 30, 1996 would have been approximately $10.9 million, net income approxi-

                           SUMMIT INSURED EQUITY L.P.
              (One of four limited partnerships which consolidated
                 on October 1, 1997 to form Aegis Realty, Inc.)
                         Notes to Financial Statements
                               September 30, 1997
                                  (Unaudited)

mately $4.2 million and net income per share approximately $.52. This pro forma financial data does not purport to represent what Aegis' financial position or results of operations would actually have been had the Consolidation in fact occurred on such dates or is such data necessarily indicative of Aegis' financial position or results of operations for any future date or period.

Upon the Consolidation on October 1, 1997, Aegis entered into a $2 million loan (the "Loan") with BankBoston, N.A. Proceeds of the loan were used to pay costs incurred in the Consolidation. The $2 million loan is secured by a first mortgage on the Westbird Shopping Center owned by Insured I. The interest rate is currently fixed at 7.25% per annum which is 1.625% above Bank's 30 day Euro-contract rate.

As of November 14, 1997, Aegis was approved for a $40 million senior revolving credit facility (the "Facility") from BankBoston, NA ("BankBoston"). Proceeds of the Facility will be used to acquire retail and multifamily properties to add to Aegis' current diversified portfolio. The interest rate is expected to float 1/2% under the Bank's base rate but can also be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro contract rate. Leverage under the proposed facility and other borrowings will not exceed 50% of Aegis Total Market Value (as defined in the Solicitation Statement) as of the date such leverage is incurred.

Aegis and BankBoston intend to close the Facility in December 1997 although no assurance can be given regarding the exact timing of such events or that the Facility will indeed close.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The current primary source of funds for Summit Insured Equity L.P. ("Insured I"), one of four limited partnerships which consolidated October 1, 1997 to form Aegis Realty Inc. ("Aegis"), is cash flow from operations of eleven shopping centers.

Aegis is an infinite life entity formed to generate distributable cash flow through the acquisition and ownership (either directly or through subsidiary partnerships) of a diversified portfolio of retail and residential properties and participating FHA insured and co-insured mortgages. Aegis currently owns direct or indirect interests in 14 neighborhood shopping centers, two garden apartment complexes and three participation FHA co-insured mortgage loans and has net assets of approximately $121 million. Aegis expects to provide quarterly distributions, commencing in the first fiscal quarter after October 1, 1997. The initial level of distribution has not yet been determined. To qualify for the beneficial tax treatment accorded to REITs, Aegis must distribute annually at least 95% of its REIT taxable income.

During the nine months ended September 30, 1997, Insured I's cash and cash equivalents increased by approximately $554,000. This increase is attributable to cash flow from operations of $4,116,000 which exceeded debt payments of $349,000, distributions of $3,054,000, improvements to property and equipment of $124,000 and leasing commissions of $36,000.

Future liquidity is expected to result from cash generated from the operations of the properties and interest earned on the funds invested in short-term money market instruments. Insured I anticipates that cash generated from operations will provide sufficient liquidity to fund in future years Aegis' operating expenditures, debt service, future tenant and capital improvements and distributions.

In November 1997, distributions of $900,001 and $9,091 which were declared in September 1997 were paid to the BUC$holders and General Partners, respectively, from cash flow from operations for the quarter ended September 30, 1997.

As more fully discussed in Results of Operations below, two anchor tenants previously vacated their premises but continue to meet the terms of their lease, including their rental payments.

For a discussion of the settlement of the Class Action relating to Insured I, see Note 4 to the financial statements.

Upon the Consolidation on October 1, 1997, Aegis entered into a $2 million loan (the "Loan") with BankBoston, N.A. Proceeds of the loan were used to pay costs incurred in the Consolidation. The $2 million loan is secured by a first mortgage on the Westbird Shopping Center owned by Insured I. The interest rate is currently fixed at 7.25% per annum which is 1.625% above Bank's 30 day Euro-contract rate.

In order to carry out its business plan of acquiring retail and multifamily properties, Aegis intends to raise additional capital by incurring additional debt, as further described above.

As of November 14, 1997, Aegis was approved for a $40 million senior revolving credit facility (the "Facility") from BankBoston, NA ("BankBoston"). Proceeds of the Facility will be used to acquire retail and multifamily properties to add to Aegis' current diversified portfolio. The interest rate is expected to float 1/2% under the Bank's base rate but can also be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate. Leverage under the proposed facility and other borrowings will not exceed 50% of Aegis Total Market Value (as defined in the Solicitation Statement) as of the date such leverage is incurred.

Aegis and BankBoston intend to close the Facility in December although no assurance can be given regarding the exact timing of such events or that the Facility will indeed close.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Insured I's investments in properties are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of November 10, 1997, this space has not been re-leased.

In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 1998, and Publix continues to abide by the terms of its lease, including rental payments. Effective November 12, 1997, Office Depot signed a sublease agreement with Publix. The sublease will result in an increased CAM payment commitment from the tenant and subtenant and will result in other property enhancements in the future. Office Depot is expected to open on December 1, 1997.

Net income increased approximately $16,000 and $319,000 for the three and nine months ended September 30, 1997 as compared to 1996 for the reasons discussed below.

Revenues for the three and nine months ended September 30, 1997 consisted primarily of the results of the operations of the eleven shopping centers in which the Partnership has invested. Rental income from these properties during the three and nine months ended September 30, 1997 increased approximately 1% and 2%, respectively, as compared to 1996 primarily due to increases in occupancy at Cactus Village and Highland.

Real estate tax reimbursements increased approximately $24,000 and $110,000 for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to an underaccrual of reimbursements at Town West and Forest Park in 1996.

Interest income increased approximately $3,000 and $13,000 for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to higher cash and cash equivalents balances in 1997.

Other income decreased approximately $44,000 and $17,000 for the three and nine months ended September 30, 1997 as compared to 1996. The decrease for the three months was primarily due to an overaccrual of insurance reimbursements at Winery Square at June 30, 1997 which was corrected in the third quarter. The decrease for the nine months was primarily due to an overaccrual of insurance reimbursements at Cactus Village in 1996.

General and administrative expenses increased approximately $117,000 and $118,000 for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to the accrual of printing and postage relating to the preparation and mailing of final tax information to the limited partners of Insured I for the nine months ended September 30, 1997 as well as an increase in security expenses at Winery Square and Westbird.

Operating expenses decreased approximately $19,000 and $17,000 for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to a decrease in electricity expenses at Winery Square.

Repairs and maintenance decreased approximately $81,000 for the three months ended September 30, 1997 as compared to 1996 primarily due to roof repairs at Hickory Plaza and the relamping of parking lots at Hickory Plaza and Winery Square in 1996.

Real estate taxes increased approximately $47,000 for the three months ended September 30, 1997 as compared to 1996 primarily due to increases at Pablo Plaza and Forest Park.

Bad debt expense decreased approximately $80,000 and $88,000 for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to a decrease in reserves in 1997 at Winery Square and Forest Park.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The information described in Note 4 to the financial statements contained in Part I, Item I is incorporated herein by reference.

Item 2. Changes in Securities

        The information described in Note 4 to the financial statements contained in Part I, Item I is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        The information described in Note 4 to the financial statements contained in Part I, Item I is incorporated herein by reference.

Item 5. Other Information

        On October 1, 1997, Paul R. Rutledge was named to the position of Senior Vice President of Aegis and Senior Vice President of the general partner of the Advisor.

        On October 29, 1997, Stuart J. Boesky was named President of Aegis and the general partner of the Advisor following J. Michael Fried's announcement that he would relinquish both Presidential positions. Mr. Fried will continue to serve as Chief Executive Officer of both the general partner of the Advisor and Aegis and Chairman of the Board of Directors of Aegis. Mr. Boesky also holds the position of Chief Operating Officer of Aegis and the general partner of the Advisor and is a member of the Board of Directors of Aegis.


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                27 Financial Data Schedule (filed herewith).


        (b)     Reports on Form 8-K:

                Current report on Form 8-K relating to the settlement of class action litigation which resulted in the formation of the Registrant was dated October 1, 1997 and was filed on October 14, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  November 13, 1997                By:     /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                Senior Vice President
                                                (Principal Financial Officer)



Date: November 13, 1997                 By:     /s/ Richard A. Palermo
                                                ----------------------
                                                Richard A. Palermo
                                                Treasurer
                                                (Principal Accounting Officer)