Form 10-K
period 1997-12-31
AEGIS REALTY INC
filed 1998-04-15
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
                               ------------------
       (Exact name of Registrant as specified in its governing instrument)

          Maryland                                              13-3916825
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                             10022
--------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
     Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 1998 was $93,907,749, based on a price of $11 7/8 per share, the closing sales price for the Registrant's Common Stock on the American Stock Exchange on that date.

     As of March 9, 1998, there were 8,050,727 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for Annual Meeting of Shareholders to be held on June 18, 1998.

Index to exhibits may be found on page

Page 1 of

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

                                     PART I


Item 1.  Business.

General
-------

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of December 31, 1997, the Company owned a portfolio of sixteen retail properties (the "Retail Properties") containing a total of approximately 1.5 million square feet of gross leaseable area ("GLA"), and holds partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and three FHA insured participating mortgages secured by suburban garden apartment properties (the "FHA Mortgages"). The locations of the assets in fourteen states provide the Company with a geographically diverse portfolio. Moreover, the Company has a predictable and stable revenue stream that, as of December 31, 1997, is derived approximately 55% from either base rent from tenants or interest payments on the FHA Mortgages. No single asset accounts for more than 10% of total revenues.

The Retail Properties are well located neighborhood shopping centers anchored by nationally recognized credit tenants such as Kroger, Publix, Safeway, Food Lion, A&P, Flemming Foods, Bi-Lo, Hy-Vee, Walgreens and C.V.S. Stores. Neighborhood centers are typically open air centers ranging in size from 50,000 GLA to approximately 150,000 GLA and anchored by supermarkets and/or drug stores. These centers are usually leased to tenants that provide consumers with convenient access to every day necessity items, such as food and pharmacy items. Therefore, the Company believes that the economic performance of these centers is less affected by downturns than other retail property types. The Retail Properties range in size from approximately 67,000 GLA to 140,000 GLA, with an average of approximately 100,000 square feet of gross GLA. As of December 31, 1997, the Retail Properties had an average occupancy of 93.6%. Through 2005 no more than 7.6% of leased GLA is subject to expiration in any one year. The Multifamily Properties total 236 units and had an average physical occupancy of 90% as of December 31, 1997. The FHA mortgages have an aggregate principal balance of approximately $27.6 million, and carry an average annual interest rate of 8.95%. The underlying FHA properties had an average physical occupancy of 96.1% as of December 31, 1997.

Organization
------------

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-traded limited partnerships, Summit Insured Equity ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships", and each individually a "Partnership"). The Partnerships were co-sponsored by an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and subsidiaries and, prior to October 1, 1997, Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their limited partnership interest in each Partnership. The shares commenced trading on the American Stock Exchange on October 10, 1997 under the symbol "AER". There are currently 8,050,727 shares of Common Stock outstanding (an additional 46,836 shares are reserved for issuance upon conversion of OP units, as defined below, held by affiliates of Related).

The Company is governed by two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP, a Delaware limited partnership (the "Advisor") and an affiliate of Related, to manage its day to day affairs. In addition, RCC Property Advisors, Inc. (the "Property Manager"), also an affiliate of Related, has been retained by the Company to provide property management and leasing services to the Retail Properties.

The Property Manager is a full service retail management company which has fifteen employees, employed in the areas of leasing, accounting, management and redevelopment. The Company represents substantially all of the Property Manager's property management revenue and therefore substantially all of its staff is engaged, on a full-time basis, in providing management, leasing, acquisition, due diligence, construction management and redevelopment services to the Company. Through the Advisor, Related offers the Company a core group of experienced staff and executive management, who provide the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and advertising services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to a small capitalization self-managed REIT.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "OP"), of which the Company is the sole general partner and the holder of 99.42% of the units of partnership interest (the "OP Units"). The balance of the OP Units are currently held by affiliates of Related. As part of the Consolidation, Insured I and Insured II remained as stand alone entities each owned by the OP, as the general partner, and a subsidiary of the Company, as the limited partner. Insured I and Insured II continue to be the record owners of their respective shopping centers.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, is deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the years ended December 31, 1997, 1996 and 1995 include amounts for Insured I for the entire period and amounts for the other Partnerships for the period October 1, 1997 to December 31, 1997. Insured I is a Delaware limited partnership formed on December 12, 1985. Prior to the Consolidation, the general partners of Insured I were Related Insured Equity Associates, Inc., a Delaware corporation and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The general partners of Insured I managed and controlled the affairs of Insured I prior to the Consolidation.

Business Plan
-------------

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock. The plan concentrates principally on three areas: i) external growth, ii) internal growth and iii) the increase in the amount of stock owned in the Company by affiliates of the Advisor and the Property Manager.

The Company's external growth will be accomplished through acquisitions, on an individual or bulk basis, of shopping centers. The Company believes that there are significant opportunities available to acquire under valued, under managed and/or under utilized neighborhood and community shopping centers. Unlike most small capitalization REITs, the Company has the ability to benefit from its affiliation with a much larger company with a national presence. Aegis will use its affiliation with Related to establish a national acquisition campaign. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition plan will allow the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company will seek to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company will generally seek to acquire only those centers that are expected to immediately increase FFO.

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of stabilized non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals.

Finally, the Company will encourage the Advisor, Property Manager, Related and their respective affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of the management with that of the Company and to demonstrate that the Advisor and Property Manager have a long-term commitment to the success of the Company.

Shopping Centers
----------------

As of December 31, 1997, the Company owned sixteen neighborhood shopping centers. See "Item 2. Properties" for a description of each property.

The following table lists each of the Company's investment properties whose rental revenues accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 1997:

                                                1997*      1996*     1995*
                                                ----       ----      ----

1.    Pablo Plaza/Jacksonville, FL                7%        10%       10%
2.    Westbird/Miami, FL                         10%        11%       12%
3.    Winery Square/Fairfield, CA                10%        14%       15%
4.    Mountain View Village/Snellville, GA       10%        11%       10%
5.    Forest Park Square/Cincinnati, OH          10%        12%       11%

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

During the years ended December 31, 1997, 1996 and 1995, the Kroger Company, which is a tenant at several shopping centers, accounted for approximately 28% of the Company's total gross revenues in each year.

Garden Apartment Complexes
--------------------------

As of December 31, 1997, the Company owned, on an all-cash basis, equity interests in two partnerships each of which owns a multi-family residential garden apartment property. See "Item 2. Properties" for a description of each property.

Mortgage Loans
--------------

All base interest and, the principal amount of the FHA Mortgages (the "Mortgage Loans") are coinsured by the FHA (80%) and an affiliate of the Advisor (20%). Equity loans made to the same developers are uninsured, but are secured by the partnership interests which own the underlying properties (the "Developments").

In addition to the stated interest rates, the Company is entitled to receive additional interest on the Mortgage Loans from a percentage of the annual net cash flow of the Developments and from a percentage of the residual proceeds upon a sale or refinancing. The Company accepted lower base interest rates than were otherwise available in the market at the time of their origination with respect to the Mortgage Loans in exchange for the potential to receive additional interest payments. The notes evidencing the Mortgage Loans for Cross Creek and Woodgate Manor, two of the Developments, bear interest at 8.95% with the potential to receive an additional 0.84% to 1.68% on the Mortgage Loans plus 30% of any remaining cash flow from the underlying Developments and 35% of capital proceeds. The Mortgage Loan for Weatherly Walk is structured in the same manner except that the Company is entitled to receive up to 50% of both any remaining cash flow and of capital proceeds. Additional interest is due no later than upon the prepayment or other satisfaction of the Mortgage Loans or the sale of the Developments. The receipt of additional interest is dependent upon the economic performance of the underlying Developments. Additional interest is not insured by the FHA or an affiliate of the Advisor.

As of December 31, 1997, the Company held three Mortgage Loans. The following table lists the original principal amounts of the outstanding Mortgage Loans in which the Company has invested:

                                                                                                        Stated
                                            Funding       Original       Original                      Interest    Mortgage
                                            Comple-       Mortgage        Equity           Total        Rate on      Loan
Project                         Closing      tion           Loan           Loan            Loan        Mortgage    Maturity
-------                           Date       Date          Amount         Amount          Amount       Loan (2)    Date (3)
                                --------   ---------       ------        --------         -------      ---------   ---------

Cross Creek Apartments           06/10/      2/01/        $17,494,100    $1,783,900    $19,278,000      8.95%        1/1/
Charlotte, NC (1)                1988        1991                                                                    2030

Weatherly Walk Apartments        08/18/      12/05/         7,772,500       895,200      8,667,700      8.95%        11/1/
Fayetteville, GA                 1988        1989                                                                    2029

Woodgate Manor                   12/12/      12/13/         3,110,300       339,700      3,450,000      8.95%        1/1/
Gainesville, FL (1)              1988        1988                                                                    2024

(1) The general partner interest in the entity holding title to this Development is held by an affiliate of the Advisor.

(2) Includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor, and excludes additional interest which may be payable under certain circumstances.

(3) The Company may call for prepayment of the entire outstanding principal amount at any time after the tenth anniversary of the date the funding of the Mortgage Loans was completed. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA and the other co-insurer not later than the accelerated payment date. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the Company determines that the value of the underlying Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

As of December 31, 1997, the aggregate balance of the Mortgage Loans recorded on the Company's financial statements was $30,980,995. For individual year-end balances, see "Note 6 of Notes to Consolidated Financial Statements" included in
Item 8.

The Company made an additional loan of $3,060,000 (the "Cross Creek Loan") to the present owner of the Cross Creek property, Walsh/Cross Creek Limited Partnership ("Walsh/Cross Creek") which acquired title to the property upon the default of the original developer. Such funds were used to pay for costs incurred to complete construction and to fund operating deficits. Significant interests in Walsh/Cross Creek are held by affiliates of the Advisor. Walsh/Cross Creek continues to be liable to the Company for the outstanding principal balance and interest pursuant to the Cross Creek Loan. Stephen M. Ross, who holds a majority interest in the Advisor, has guaranteed repayment of the principal and interest on the Cross Creek Loan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 7 of Notes to Consolidated Financial Statements" included in Item 8.

Insurance Policy
----------------
Insured I and Insured II are beneficiaries of two insurance policies (the "Policies") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policies and related agreement together with the appraised values of the real estate then owned by Insured I and Insured II (currently fourteen of the sixteen shopping centers), will equal at least 100% of the aggregate original capital contributions to Insured I and Insured II allocated to investment in properties ("Original Contributions") on the day on which the last property was acquired by Insured I and Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policies will increase pursuant to a formula based upon the length of time properties are held by Insured I and Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policies are intended to cover various economic risks of the ownership of the properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of the properties.

Payment of any amounts due under the Policies will be made to Insured I and/or Insured II after the Guaranty Payment Date and the Policies are not a guaranty that shareholders of the Company will receive a return equal to 125% of their Original Contributions to either Insured I or Insured II, as applicable, or any lesser amount insured under the Policy.

Competition
-----------

The real estate business is highly competitive and substantially all of the properties owned by the Company have active competition from similar properties in their respective vicinities. See "Item 2. Properties." With respect to the Mortgage Loans, the Company's business is affected by competition to the extent that the Developments from which it derives interest and principal payments may be subject to competition from neighboring properties. In particular, additional interest payments which are not insured are dependent upon the economic performance of the Developments and may be affected by competitive conditions. In addition, various other entities have been or may, in the future, be formed by affiliates of the Advisor to engage in businesses which may be competitive with the Company or compete for the time and services of management of the Advisor.

Regulations
-----------

Under various federal, state and local laws, a current or previous owner or operator of real property may be legally liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such liability may exist whether or not the owner or operator knew of, or was responsible for, such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances may adversely affect the owner's ability to borrow funds using such real property as collateral. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be liable for removal or remediation costs, as well as certain other potential costs which could relate to such hazardous or toxic substances or ACMs (including governmental fines and injuries to persons and property). To date, the Company has not incurred any costs of removal or remediations of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or opreated by the Company could have an adverse effect on the Company's business, operating results and financial condition.

Phase I Environmental Site Assessments were undertaken on all of the Company's properties in conformance with requirements for closing the BankBoston facility (see "Credit Facility"). In certain cases, additional Phase II site investigations were also undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at any of the Company's properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property determined that there were detectable levels of certain hazardous substances in the soil and groundwater which were above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

Credit Facility
---------------

Upon the consummation of the Consolidation, the Company entered into a $2 million loan (the "Interim Loan") with BankBoston, N.A. ("BankBoston"). Proceeds of the loan were used to pay costs incurred in the Consolidation. The $2 million loan was secured by a first mortgage on the Westbird Shopping Center. The interest rate was fixed at 1.625% above BankBoston's 30 day Euro-contract rate (7.5938% at December 31, 1997).

On December 30, 1997, the Company closed on a $40 million senior revolving credit facility (the "Facility") from BankBoston. The Facility requires interest only payments until maturity on December 30, 2000 and is secured by certain of the Company's Retail Properties. Proceeds of the Facility will be used to acquire additional assets (primarily retail properties) to add to the Company's current portfolio. Upon closing of the Facility, $11,375,000 was drawn down to purchase two shopping centers. The interest rate under the Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The rate at December 31, 1997 was 7.3438%. Pursuant to the Trust Agreement, indebtedness under the Facility and other borrowings will not exceed 50% of the Company's total market value as of the date such debt is incurred.

On March 4, 1998 the $2 million Interim Loan was repaid with an additional draw down from the Facility.

The Company also has a loan from New York Life Insurance Company with an outstanding balance at December 31, 1997 of $5,169,242. It carries a 9.25% interest rate and requires equal monthly payments of principal and interest in the amount of $55,984 until June 10, 2000, at which time the balance of principal, together with any unpaid interest, is due. The loan is collateralized by first mortgages on Forest Park Shopping Center and Highland Fair Shopping Center.

Employees
---------

The Company does not directly employ anyone. All services are performed for the Company by the Advisor and its affiliates. The Advisor receives compensation in connection with such activities as set forth in Items 8, 11 and 13. In addition, the Company reimburses the Advisor and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Advisory Agreement between the Company, the OP and the Advisor dated October 1, 1997.

The sixteen shopping centers owned by the Company are managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals. The Property Manager also is reimbursed for certain expenses. Management fees earned by the Property Manager for the years ended December 31, 1997, 1996 and 1995 totaled approximately $512,000, $420,000 and $410,000, respectively.

Other Events - Settlement of Class Action Litigation
----------------------------------------------------

On August 28, 1997, the United States District Court for the Southern District of New York (the "Court") issued its final approval order with respect to the settlement (the "Related Settlement") of a putative class action (the "Class Action") brought against, among others, the general partners of the Partnerships and certain of their affiliates under the original caption Kinnes et. Al. V. Prudential Securities Group, Inc., et. al. The Related Settlement was applicable only to the general partners of the Partnerships affiliated with Related and certain of their affiliates, since the other defendants in the Class Action had previously entered into their own settlement agreement.

The Related Settlement was subject to objections by the holders of beneficial unit certificates ("BUCs") representing assignments of limited partnership interests and the limited partners of the Partnerships (collectively, the "BUC$holders"), and to final approval by the Court following a review of the settlement proposal at a fairness hearing.

The Related Settlement included, among other matters, the Consolidation, the acquisition by the Advisor of the general partner interests held by PBP in each of the Partnerships (collectively, the "PBP Interest"), the transfer to the BUC$holders of one-half of the PBP Interest prior to the Consolidation and the reduction of fees which were then payable to the general partners of the Partnerships by 25%.

As part of the Related Settlement and in the Court's sole discretion, counsel to the BUC$holders may receive additional attorney's fees payable in the Company's shares, based upon 25% of the increase in value of the Company's shares as of October 1, 1998 (the "Anniversary Date"). The number of Company shares so issued will be limited to a maximum of 3.95% of the total number of shares outstanding on the Anniversary Date. The amount of shares to be issued under this provision cannot presently be determined.

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Item 2.  Properties.

As of December 31, 1997, the Company owned sixteen neighborhood shopping centers. The following is a description of these shopping centers and locations:

                                                                           % Square                                   Comparable
                                                                             Feet       Annualized                    Competition
Name, Type of                                                  Gross       Leased at   Base Rent at      Main          within a
Property and                    Purchase         Date         Leasable     December      December       Anchor         three-mile
  Location                       Price         Purchased     Square Feet   31, 1997      31, 1997       Tenant          radius
-------------                   ---------      ---------     -----------   ----------  ------------     ------        -----------

Cactus Village Shopping Center  $ 6,330,000     7/25/87         72,598         97%       $508,000       Safeway**      11 shopping
  Glendale, AZ                                                                                                         centers

Hickory Plaza Shopping Center   $ 4,902,000     4/23/87         67,336         96%       $484,000       Kroger         8 shopping
  Nashville, TN                                                                                                        centers

Highland Fair Shopping Center   $ 5,950,000     7/24/87         74,754        100%       $555,000       Safeway        6 shopping
  Gresham, OR                                                                                                          centers

                                                                           % Square                                   Comparable
                                                                             Feet       Annualized                    Competition
Name, Type of                                                  Gross       Leased at   Base Rent at      Main          within a
Property and                    Purchase         Date         Leasable     December      December       Anchor         three-mile
  Location                       Price         Purchased     Square Feet   31, 1997      31, 1997       Tenant          radius
-------------                   ---------      ---------     -----------   ----------  ------------     ------        -----------


Pablo Plaza Shopping Center     $ 7,500,000     2/18/87        140,921         83%       $565,000       Publix*        12 shopping
  Jacksonville, FL                                                                                                     centers

Southhaven Shopping Center      $ 5,666,000     2/28/87         83,750        100%       $598,000       Kroger         6 shopping
  Southhaven, MS                                                                                                       centers

Town West Shopping Center       $ 4,932,000     5/11/87         88,200        100%       $490,000       Kroger         5 shopping
  Indianapolis, IN                                                                                                     centers

Westbird Shopping Center        $ 7,000,000    12/31/86        100,237         98%       $706,000       Publix         7 shopping
  Miami, FL                                                                                                            centers

Winery Square Shopping Center   $12,801,700    12/22/87        121,047         77%       $905,000       Food 4         5 shopping
  Fairfield, CA                                                                                         Less           centers

Mountain View Village           $10,350,000     7/25/88         99,908         96%       $819,000       Kroger         4 shopping
  Shopping Center                                                                                                      centers
  Snellville, GA

Forest Park Shopping Center     $ 8,950,000     5/19/89         92,824        100%       $841,000       Kroger         2 shopping
  Cincinnati, OH                                                                                                       centers

Kokomo Plaza Shopping Center    $ 6,987,000     5/19/89         89,546         91%       $512,000       Kroger         6 shopping
  Kokomo, IN                                                                                                           centers

Rolling Hills Square             $6,100,000    08/18/88         98,887         93%       $592,000       Fry's          6 shopping
  Shopping Center                                                                                       Food           centers
  Tuscon, AZ                                                                                            & Drug


Mountain Park Plaza              $6,650,000    12/14/89         77,686         97%       $532,000       A&P **         8 shopping
  Shopping Center                                                                                       Future         centers
  Atlanta, GA                                                                                           store


Applewood Centre                 $7,700,000    11/08/90        101,130         95%       $687,000       Hy-Vee         5 shopping
  Shopping Center                                                                                       Food           centers
  Omaha, NE                                                                                             Store &
                                                                                                        Walgreens


Birdneck Center                  $3,115,000    12/31/97         67,060         97%       $407,000       C.V.S.         8 shopping
  Virginia Beach, VA                                                                                    Stores &       centers
                                                                                                        Food Lion

The Market Place                 $5,400,000    12/31/97        125,095         77%       $579,000       Bi-Lo &        7 shopping
  Newton, NC                                                                                            Big Lots       cemters

*Tenant has vacated and has subleased the space to Office Depot. The tenant continues to be liable for all amounts due under its lease. Payments due under sublease were current as of December 31, 1997.
**Tenant has vacated but continues to be liable for all amounts due under its lease. Lease payments are current as of December 31, 1997.
For further information regarding the Company's shopping centers, including information regarding the mortgage indebtedness encumbering certain properties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statement Schedules - Schedule III".

As of December 31, 1997, the Company owns, investments in two partnerships, each of which holds a multi-family residential garden apartment property. The following is a description of these partnerships.

An investment was made by the Company in TCR-Pinehurst Limited Partnership ("Pinehurst") during 1987. This Operating Partnership operates the Pinehurst apartment complex (the "Pinehurst Property") located in Kansas City, Missouri, which contains 96 apartments. In 1989, the Company made an additional investment in Pinehurst relating to Phase II, which contains 50 apartments. The Pinehurst Property was approximately 95% occupied as of March 1, 1998.
The Company's percentage of ownership is 99.99%.

An investment was made by the Company in Dominion Totem Park Limited Partnership ("Dominion") during 1988. This Operating Partnership operates the Chateau Creste apartment complex (the "Chateau Creste Property") located in Kirkland, Washington. The Chateau Creste Property, which was completed during August 1988, contains 90 apartments and was 92% occupied as of March 1, 1998. The Company's percentage of ownership is 99%.

On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of approximately $4,727,000, which is approximately $732,000 in excess of the carrying value of this investment at December 31, 1997.

Item 3.  Legal Proceedings.

See "Item 1. Business - Other Events - Settlement of Class Action Litigation" which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Shareholders.

See "Item 1. Business - Other Events - Settlement of Class Action Litigation" which information is incorporated herein by reference.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

As of March 17, 1998, there were 2,119 registered shareholders of record owning 8,050,727 shares of Common Stock. The Company's shares have been listed on the American Stock Exchange since October 10, 1997 under the symbol "AER". Prior to October 10, 1997, there was no established public trading market for the Company's shares.

The high and low prices for the quarterly period in which the shares of Common Stock were traded is as follows:

Quarter Ended             Low               High
-------------             ---               ----
December 31, 1997         10 5/8            11 3/4

Distribution Information
------------------------

Aegis Realty, Inc. (After the Consolidation)
--------------------------------------------

Distributions Per Share
-----------------------

The cash distribution per share for the quarter ended December 31, 1997 was as set forth in the following table:

Cash Distribution                                               Total Amount
for Quarter Ended      Date Paid            Per Share           Distributed
-----------------      ---------            ---------           -----------

December 31, 1997       1/22/98               $ .24              $1,932,174
                                              =====              ==========
There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Articles of Amendment and Restatement. Future dividends paid by the Company will be at the discretion of the Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

Insured I (Prior to the Consolidation)
--------------------------------------

Distributions per BUC

Distributions per BUC of Insured I for the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

Cash Distribution       Approximate      Total Quarterly        Total Amount
for Quarter Ended        Date Paid     Distribution Per BUC    of Distribution
-----------------        ---------     --------------------    ---------------

March 31, 1997            5/14/97            $ .2250             $  900,002
June 30, 1997             8/14/97            $ .2250                900,001
September 30, 1997       11/12/97            $ .2250                900,001
                                             -------             ----------

Total for 1997                               $ .6750             $2,700,004
                                             =======             ==========

March 31, 1996            5/15/96            $ .2250             $  900,001
June 30, 1996             8/14/96            $ .2250                900,001
September 30, 1996       11/14/96            $ .2250                900,002
December 31, 1996         2/13/97            $ .2250                900,001
                                             -------             ----------

Total for 1996                               $ .9000             $3,600,005
                                             =======             ==========

Total Adjusted Cash from Operations remaining after payment of a special distribution to the general partners of Insured I was distributed 99% to the BUC$holders and 1% to the general partners of Insured I, see "Note 8 of Notes to Consolidated Financial Statements" included in Item 8. Accordingly, in connection with the distributions set forth in the table above, the general partners received, in payment of their 1% interest and special distributions, approximately $354,000 and $472,000 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively.

Cash distributions paid in 1997 and 1996 were funded from current and previously undistributed cash flow from operations. Approximately $1,925,000 of the $2,700,000 and $1,629,000 of the $3,600,000 paid to BUC$holders in 1997 and
1996, respectively, represented a return of capital on a generally accepted accounting principles ("GAAP") basis. The return of capital on a GAAP basis was calculated as BUC$holder distributions less net income allocated to BUC$holders.

Total Adjusted Cash From Operations is defined as the excess of cash revenue from operations of Insured I's properties over cash disbursements, without deduction for depreciation and amortization but after a reasonable allowance for cash reserves for repairs, replacements, contingencies and other expenses, as determined by the general partners of Insured I.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                                                                 Year ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS                                            1997*            1996*            1995*              1994*             1993*
----------                                        ------------      -----------      -----------       -----------      -----------
Rental income                                       $7,761,826       $7,097,398       $7,236,966        $7,145,175       $7,010,883
                                                     =========        =========        =========         =========        =========

Interest income from Mortgage Loans                 $  581,941
                                                     =========

Total revenues                                     $10,755,797       $9,224,030       $9,081,226        $9,272,415       $8,907,984

Total expenses                                      (7,309,038)      (6,797,394)      (6,790,935)       (6,563,660)      (6,457,832)
                                                    ----------       ----------       -----------       ----------       ----------

Net income                                          $3,438,496       $2,426,636       $2,290,291        $2,708,755       $2,450,152
                                                     =========        =========        =========         =========        =========

For the three months ended December 31, 1997:

Net income applicable to common shareholders**      $1,420,370
                                                     =========
Net income per share**                              $      .18
                                                     =========
                                                                                 Year ended December 31,
                                                  ---------------------------------------------------------------------------------
FINANCIAL POSITION                                    1997*            1996*            1995*              1994*             1993*
------------------                                ------------      -----------      -----------       -----------      -----------
Loan receivable from affiliate                    $  3,060,000
                                                   ===========

Total assets                                      $148,639,328      $75,842,337      $77,862,045       $79,552,661      $81,104,315
                                                   ===========       ==========       ==========        ==========       ==========

Notes payable                                     $ 18,544,242      $ 5,565,841      $ 5,792,615       $ 5,959,212      $ 5,976,244
                                                   ===========       ==========       ==========        ==========       ==========

Total liabilities                                 $ 22,866,886      $ 6,746,907      $ 7,121,610       $ 7,030,876      $ 7,219,644
                                                   ===========       ==========       ==========        ==========       ==========

Minority interest                                 $   727,431
                                                   ==========

Total Shareholders' Equity/Partners'              $125,045,011      $69,095,430      $70,740,435       $72,521,785      $73,884,671
  Capital                                          ===========       ==========       ==========        ==========       ==========

DISTRIBUTIONS
-------------
Total BUC$holder distributions                    $  3,600,005      $ 3,600,005      $ 3,600,005       $ 3,600,003       $3,650,000
                                                   ===========       ==========       ==========        ==========        =========

Total shareholder dividend                        $  1,932,174
                                                   ===========

Dividend per share** (3)                          $        .24
                                                   ===========

                                      -10-

                                                           For the Quarter ended
                                                           ---------------------
                                                                December 31,
                                                                ------------
OTHER DATA                                                          1997
----------                                                          ----

EBIDA (1)                                                       $2,412,713
                                                                 =========

Funds from operations (2)
Net income applicable to common shareholders                    $1,420,370
Depreciation and amortization of real property                     617,567
Amortization of insurance contract (5)                             150,145
Proportionate share of adjustments to equity                        80,757
                                                                ----------
  in income from equity investments to arrive
  at funds from operations
Funds from operations                                            2,268,839

Amortization of deferred financing costs                            72,036
Principal payments received on mortgage loans                       39,994
Straight-lining of property rentals for rent                       (66,331)
  escalations
Improvements to real estate                                        (36,283)
Principal repayments of notes payable                              (64,717)
Leasing commissions paid                                           (42,467)
                                                                ----------
Funds available for distribution (4)                            $2,171,071
                                                                 =========

FFO per share (2) (3)                                           $      .28
                                                                 =========
FAD per share (3) (4)                                           $      .27
                                                                 =========

Weighted average shares outstanding                             $8,050,272
                                                                 =========

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

**Net income and distribution per unit information for periods before October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

(1) EBIDA is computed as income from operations before minority interests and extraordinary items plus interest expense, depreciation, amortization and unrealized loss provisions. The Company believes that in addition to cash flows and net income, EBIDA is a useful financial performance measurement for assessing the operating performance of a REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

(2) Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), applicable to common shares excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amount of $66,331. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in Item 8, for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

(3) Dividends, funds from operations ("FFO") and funds available for distribution ("FAD") per share equals dividends, FFO and FAD divided by the Company's weighted average shares outstanding, assuming conversion of all outstanding OP Units into shares of Common Stock of the Company. The Company's interest in the OP entitles it to a cash distribution equal to that which it would received if a conversion had taken place.

(4) FAD represents FFO plus recurring principal receipts from mortgage loans less reserves for lease commissions, capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

(5)  See Item I.  Business - Insurance Policy

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
-------------------------------

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of December 31, 1997, the Company owned a portfolio of sixteen retail properties (the "Retail Properties") containing a total of approximately 1.5 million square feet of gross leaseable area ("GLA"), and holds partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and three FHA insured participating mortgages secured by suburban garden apartment properties (the "FHA Mortgages"). The locations of the assets in fourteen states provide the Company with a geographically diverse portfolio. Moreover, the Company has a predictable and stable revenue stream that, as of December 31, 1997, is derived approximately 55% from either base rent from tenants or interest payments on the FHA Mortgages. No single asset accounts for more than 10% of total revenues.

The Retail Properties are well located neighborhood shopping centers anchored by nationally recognized credit tenants such as Kroger, Publix, Safeway, Food Lion, A&P, Flemming Foods, Bi-Lo, Hy-Vee, Walgreens and C.V.S. Stores. Neighborhood centers are typically open air centers ranging in size from 50,000 GLA to approximately 150,000 GLA and anchored by supermarkets and/or drug stores. These centers are usually leased to tenants that provide consumers with convenient access to every day necessity items, such as food and pharmacy items. Therefore, the Company believes that the economic performance of these centers is less affected by downturns than other retail property types. The Retail Properties range in size from approximately 67,000 GLA to 140,000 GLA, with an average of approximately 100,000 square feet of gross GLA. As of December 31, 1997, the Retail Properties had an average occupancy of 93.6%. Through 2005 no more than 7.6% of leased GLA is subject to expiration in any one year. The Multifamily Properties total 236 units and had an average physical occupancy of 90% as of December 31, 1997. The FHA mortgages have an aggregate principal balance of approximately $27.6 million, and carry an average annual interest rate of 8.95%. The underlying FHA properties had an average physical occupancy of 96.1% as of December 31, 1997.

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock. The plan concentrates principally on three areas: i) external growth, ii) internal growth and iii) the increase in the amount of stock owned in the Company by affiliates of the Advisor and the Property Manager.

The Company's external growth will be accomplished through acquisitions, on an individual or bulk basis, of shopping centers. The Company believes that there are significant opportunities available to acquire under valued, under managed and/or under utilized neighborhood and community shopping centers. Unlike most small capitalization REITs, the Company has the ability to benefit from its affiliation with a much larger company with a national presence. Aegis will use its affiliation with Related to establish a national acquisition campaign. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition plan will allow the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company will seek to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company will generally seek to acquire only those centers that are expected to immediately increase FFO.

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of stabilized non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals.

Finally, the Company will encourage the Advisor, Property Manager, Related and their respective affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of the management with that of the Company and to demonstrate that the Advisor and Property Manager have a long-term commitment to the success of the Company.

On December 31, 1997, the company purchased two shopping centers, Birdneck Center and The Market Place, for an aggregate purchase price of $8,515,000, not including acquisition fees and expenses of approximately $398,000.

On March 31, 1998 the Company purchased Barclay Place Shopping Center in Lakeland, Florida. The purchase price was $3,800,000 with $2,587,000 of debt assumed with Heller Financial, Inc. The center has 81,459 gross rentable square feet with Food Lion as anchor tenant. It is 85% occupied.

During the year ended December 31, 1997, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $4,330,000. This increase was primarily due to cash provided by operating activities ($6,533,000), net proceeds from notes payable ($11,654,000), and the cash effect of the Consolidation and issuance of shares ($2,510,000) which exceeded acquisitions of and improvements to property and equipment ($8,946,000), leasing commissions paid ($192,000), distributions paid ($5,099,000), Consolidation costs ($1,243,000) and an increase in deferred loan costs ($919,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,702,000.

The Company's investment in its shopping centers is subject to the risks arising from management and ownership of commercial properties. The Company invests in shopping centers with substantial anchor tenants. Anchor tenants usually provide stability to a shopping center and a steady source of rental payments. A shopping center's revenues from all of its tenants can be adversely affected by the loss of its anchor tenant. If the rental income from shopping centers decreases, it could adversely affect distributions to shareholders and could affect the price the Company is able to receive upon sale of the properties.


All sixteen shopping centers have tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of sales proceeds over a specified threshold amount as called for in the lease.

Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of March 1, 1998, this space has not been re-leased.

In November 1995, Publix, the anchor tenant of Pablo Plaza Shopping Center in Jacksonville, Florida, moved out of its space to a newer, larger space approximately one mile away. Their lease expires in November 2003, and Publix continues to abide by the terms of its lease, including rental payments. Effective November 12, 1997, Office Depot signed a sublease agreement with Publix. The sublease will result in an increased common area maintenance payment commitment from the tenant and subtenant and will result in other property enhancements in the future. Office Depot opened for business on December 15, 1997.

In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of March 1, 1998, this space has not been re-leased.

Distributions from the Company's investment in the Pinehurst Partnership totaled $93,300 for the three months ended December 31, 1997. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,457,326 at December 31, 1997. These preferred equity returns do not bear interest and are payable from excess cash flow or proceeds from a sale or refinancing of Pinehurst's rental property.

Distributions from the Company's investment in Dominion totaled $99,860 for the three months ended December 31, 1997. As of December 31, 1997 the Company has received all of the preferred equity returns due from Dominion. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of approximately $4,727,000, which is approximately $732,000 in excess of the carrying value of this investment at December 31, 1997.

All base interest and the principal amount of the FHA Mortgages are coinsured by the FHA (80%) and an affiliate of the Advisor (20%). Equity loans made to the same developers are uninsured, but are secured by the partnership interests in the entities which own the underlying properties.

The Company is entitled to receive additional interest on each FHA Mortgage from the annual net cash flow of the underlying property and from a percentage of the residual value upon the sale or refinancing of the property. The receipt of additional interest is dependent upon the economic performance of the underlying property. During the three months ended December 31, 1997, no additional interest payments were received by the Company.

In prior years, the Company made the Cross Creek Loan to Walsh/Cross Creek to enable it to complete construction and to fund operating deficits. Stephen M. Ross, who holds a majority interest in the Advisor, has guaranteed repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement"). Mr. Ross remains in compliance with his obligations under the Guarantee Agreement. However, significant portions of his assets are in the form of partnership interests and corporate stock which are pledged or are otherwise illiquid. Furthermore, a significant portion of the cash flow which Mr. Ross would otherwise be expected to receive from his business operations is presently pledged to meet other obligations. Mr. Ross also has contingent liabilities that, if simultaneously called upon, could result in Mr. Ross having insufficient liquid assets to meet all of his current liabilities. There can be no assurance that Mr. Ross will have the liquidity necessary to continue to comply with his obligations under the Guarantee Agreement.

FAI, Ltd. Weatherly Walk Apartments ("Weatherly Walk") and Walsh/Cross Creek have in the past experienced recurring operating losses, working capital deficiencies and negative cash flows which raised concerns of a potential default on the related Mortgage Loans and Equity Loans. With respect to Weatherly Walk, the Fayetteville, Georgia market has improved and the partnership which owns the property is no longer experiencing operating deficits, working capital deficiencies or negative cash flows and it is currently meeting its operating obligations including required Mortgage Loan payments. With respect to Cross Creek, which continues to experience recurring operating losses, as indicated above, Stephen M. Ross has guaranteed the performance of all obligations for the payment of interest (at 8.95%) and principal of the Mortgage Loan together with the Equity Loan and has contributed $356,012 during 1997 ($3,538,546 cumulatively) to cover operating losses and working capital deficiencies, allowing this property to meet all required Mortgage Loan payments.

Future liquidity is expected to result from cash generated from the operations of the Retail Properties, interest and principal received on the FHA Mortgages distributions from the Company's investment in partnerships and interest earned on the funds invested in short-term money market instruments. The Company anticipates that cash generated from operations will provide sufficient liquidity to fund in future years the Company's operating expenditures, debt service, future tenant and capital improvements and distributions.

In January 1998, a distribution of $1,932,174 (.24 per share) which was declared in December 1997 was paid to the shareholders from cash flow from operations for the quarter ended December 31, 1997. In March 1998, a dividend in the amount of $.24 per share was declared for the quarter ended March 31, 1998.


For a discussion of the settlement of the Class Action relating to the Partnerships which resulted in the formation of the Company, see "Item 1. - Other Events - Settlement of Class Action Litigation".

In order to carry out its business plan of acquiring primarily retail properties, the Company intends to raise additional investment capital by incurring additional debt. Pursuant to the Trust Agreement, company indebtedness is not permitted to exceed 50% of the Company's total market value as of the date such debt is incurred.

Upon the consummation of the Consolidation, the Company entered into a $2 million loan (the "Interim Loan") with BankBoston, N.A. ("BankBoston"). Proceeds of the loan were used to pay costs incurred in the Consolidation. The $2 million loan was secured by a first mortgage on the Westbird Shopping Center. The interest rate was fixed at 1.625% above BankBoston's 30 day Euro-contract rate (7.5938% at December 31, 1997).

On December 30, 1997, the Company closed on a $40 million senior revolving credit facility (the "Facility") from BankBoston. The Facility requires interest only payments until maturity on December 30, 2000 and is secured by certain of the Company's Retail Properties. Proceeds of the Facility will be used to acquire primarily retail properties to add to the Company's current portfolio. Upon closing of the Facility, $11,375,000 was drawn down to purchase two shopping centers. The interest rate under the Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The rate at December 31, 1997 was 7.3438%.

On March 4, 1998 the $2 million Interim Loan was repaid with an additional draw from the Facility.

The Company had a loan in the amount of $1,400,000 from Principal Mutual Life Insurance Company ("Principal Mutual") at a fixed interest rate of 7.03% per annum payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule until January 1, 2010 at which time the unpaid principal balance was due. On December 31, 1997 the Principal Mutual loan was repaid with proceeds from the Facility.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Item 1. Business - Regulations.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Company's investments in properties are geographically diversified so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations
---------------------

Results of the Company's operations for the year ended December 31, 1997 consist primarily of the results of the operations of the sixteen neighborhood shopping centers, two garden apartment complexes and three participating FHA co-insured Mortgage Loans in which the Company has invested.

1997 vs. 1996
-------------
During the year ended December 31, 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Insured I with three other Partnerships on October 1, 1997, which resulted in the formation of the Company. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of the Company's investment in eleven shopping centers for the nine months ended September 30, 1997 and the results of the Company's investment in fourteen shopping centers, two garden apartment complexes and three participating FHA co-insured Mortgage Loans for the three months ended December 31, 1997. The Company's results of operations for the year ended December 31, 1996 consisted primarily of the results of the Company's investment in eleven shopping centers funded by a senior revolving credit facility.

1996 vs. 1995
-------------
Rental income decreased approximately $140,000 or 2% from 1995 to 1996 primarily due to decreases at Highland Fair Shopping Center ("Highland Fair") and Winery Square due to the loss of several tenants at both locations, partially offset by an increase in occupancy at Southhaven Shopping Center and Forest Park Shopping Center ("Forest Park").

Recovery of common area maintenance charges increased approximately $88,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was primarily due to repairs in 1996 for relamping of parking lots at Hickory Plaza Shopping Center ("Hickory Plaza") and Winery Square, roof repairs at Hickory Plaza as well as an underaccrual of such charges at Cactus Village in 1995.

Real estate tax reimbursements increased approximately $172,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was primarily due to an increase in real estate taxes at Forest Park in 1995 due to an unsuccessful valuation protest which was billed in 1996 and an underaccrual of reimbursements at Mountain View Shopping Center ("Mountain View") in 1995.

Interest income decreased approximately $17,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to interest income earned on an escrow account for several years at one of the Company's properties, which was recognized in the third quarter of 1995.

Other income increased approximately $40,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995, primarily due to an increase in insurance reimbursements from tenants at Winery Square resulting from increases in premiums for earthquake insurance.

General and administrative expense decreased approximately $104,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to a settlement of a lawsuit with the seller of Winery Square in connection with monies placed in escrow at closing to ensure construction completion in 1995 as well as the cost of appraisals of the Company's eleven properties in 1995.

Repairs and maintenance expense increased approximately $119,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was primarily due to roof repairs at Westbird Shopping Center ("Westbird") and Hickory Plaza, relamping of parking lots at Hickory Plaza and Winery Square and structural repairs to the building at Westbird.

Other expense decreased approximately $200,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to a decrease in bad debt expense resulting from a decrease in reserves at Townwest, Cactus Village, Highland Fair and Winery Square.

Depreciation and amortization increased approximately $266,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995, primarily due to the write off of leasehold improvements and leasing commissions relating to a tenant at Winery Square which ceased operations and rental payments in March 1996.

Funds from Operations
---------------------
Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), applicable to common shares excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amount of $66,331. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in Item 8, for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

FFO for the quarter ended December 31, 1997, as calculated in accordance with the NAREIT definition is summarized in the following table.

Net income applicable to common shareholders                        $1,420,370
Depreciation and amortization of real property                         617,567
Amortization of insurance contract*                                    150,145
Proportionate share of adjustments to equity in
  income from equity investments to arrive at
  funds from operations                                                 80,757
                                                                    ----------
Funds from operations                                               $2,268,839
                                                                    ==========

*See Item 1. Business - Insurance Policy

Recently Issued Accounting Standards
------------------------------------
In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position, results of operations or cash flows.

Statement No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits" will not affect the Company, because it has no employees.

Year 2000 Compliance
--------------------
As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Advisor is in the process of working with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Inflation
---------
Inflation did not have a material effect on the Company's results for the periods presented.

Item 8.     Financial Statements and Supplementary Data.
                                                                                        Page
(a) 1.      Financial Statements

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 1997 and 1996

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Changes in Shareholders' Equity/Partners'
            Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended December
            31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
Board of Directors of
Aegis Realty, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Aegis Realty, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity/partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aegis Realty, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 31, 1998

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                      ---------------------------------
                                                                           1997                1996
                                                                      -------------         -----------
                                    ASSETS

Real estate, net                                                       $ 94,638,187         $70,670,980
Investment in partnerships                                                9,296,088                   0
Mortgage loans receivable                                                30,980,995                   0
Loan receivable from affiliate                                            3,060,000                   0
Cash and cash equivalents                                                 6,728,050           2,398,013
Accounts receivable-tenants, net of allowance for doubtful
  accounts of $304,000 and $303,000, respectively                         1,169,526             803,219
Deferred costs, net                                                       2,179,373           1,887,608
Other assets                                                                587,109              82,517
                                                                       ------------        ------------

  Total Assets                                                         $148,639,328         $75,842,337
                                                                        ===========          ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Notes payable                                                        $ 18,544,242         $ 5,565,841
  Accounts payable and other liabilities                                  1,871,394           1,039,874
  Due to Advisor, general partners and affiliates                           507,835             141,192
  Distributions payable                                                   1,943,415                   0
                                                                       ------------        ------------

  Total Liabilities                                                      22,866,886           6,746,907
                                                                         ----------        ------------

Minority interest of unitholders in the OP                                  727,431
                                                                       ------------

Commitment and Contingencies

  Shareholders' equity:
  Common stock; $.01 par value;
   50,000,000 shares authorized;
   8,050,727 shares issued and outstanding                                   80,507
  Additional paid in capital                                            125,476,308
  Distributions in excess of net income                                    (511,804)
                                                                       ------------
  Total Shareholders' Equity                                            125,045,011
                                                                       ------------

  Total Liabilities and Shareholders' Equity                           $148,639,328
                                                                        ===========

Partners' Capital (Deficit):
  Limited partners (4,000,000 BUC$ issued and outstanding)                                   69,352,193
  General Partners                                                                             (256,763)
                                                                                           ------------
  Total Partners' Capital                                                                    69,095,430
                                                                                           ------------

  Total Liabilities and Partners' Capital                                                   $75,842,337
                                                                                           ============


See accompanying notes to financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Years Ended December 31,
                                                                 ------------------------------------------------
                                                                    1997              1996                1995
                                                                 ----------         ---------           ---------
Revenues:

  Rental income                                                  $7,761,826        $7,097,398          $7,236,966
  Recovery of common area maintenance charges                       855,843           828,478             740,722
  Real estate tax reimbursements                                  1,047,025         1,040,827             868,645
  Income from equity investments                                    193,511                 0                   0
  Interest income                                                   751,142            39,845              57,219
  Other                                                             146,450           217,482             177,674
                                                                 ----------         ---------           ---------

  Total revenues                                                 10,755,797         9,224,030           9,081,226
                                                                 ----------         ---------           ---------

Expenses:

  Repairs and maintenance                                           931,588           892,434             773,174
  Real estate taxes                                               1,190,345         1,075,573           1,184,399
  Interest                                                          558,994           531,504             552,456
  General and administrative                                      1,593,612         1,061,319           1,110,343
  Depreciation and amortization                                   2,655,049         2,758,415           2,491,954
  Other                                                             379,450           478,149             678,609
                                                                 ----------         ---------           ---------

  Total expenses                                                  7,309,038         6,797,394           6,790,935
                                                                 ----------         ---------           ---------

Income before minority interest                                   3,446,759         2,426,636           2,290,291

Minority interest in income of the OP                                (8,263)                0                   0
                                                                 ----------         ---------           ---------

Net income                                                       $3,438,496        $2,426,636          $2,290,291
                                                                 ==========         =========           =========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                       EQUITY/PARTNERS' CAPITAL (DEFICIT)


                                         Limited        General           Common Stock
                                         Partners       Partners       Shares     Amount
                                         --------       --------       ------     ------

Balance at January 1, 1995             $ 72,744,284    $(222,499)           0            0
Net income                                1,836,469      453,822            0            0
Distributions                            (3,600,005)    (471,636)           0            0
                                       ------------    ---------    ---------   ----------

Balance at December 31, 1995             70,980,748     (240,313)           0            0
Net income                                1,971,450      455,186            0            0
Distributions                            (3,600,005)    (471,636)           0            0
                                       ------------    ---------    ---------   ----------

Balance at December 31, 1996             69,352,193     (256,763)           0            0
Net income - January 1, 1997 to
  September 30, 1997                      1,674,755      343,371            0            0
Distributions - January 1, 1997 to
  September 30, 1997                     (3,600,005)    (362,818)           0            0
Consolidation and issuance of shares    (67,426,943)     276,210    8,050,727   $   80,507
Dividends - October 1, 1997 to
  December 31, 1997                               0            0            0            0
Net income - October 1, 1997 to
  December 31, 1997                               0            0            0            0
                                       ------------    ---------    ---------   ----------

Balance at December 31, 1997           $          0    $       0    8,050,727   $   80,507
                                       ============    =========    =========   ==========



                                        Additional    Distributions
                                          Paid-in     in Excess of
                                          Capital       Net Income         Total
                                       -------------- -----------          -----

Balance at January 1, 1995                        0               0    $ 72,521,785
Net income                                        0               0       2,290,291
Distributions                                     0               0      (4,071,641)
                                       ------------   ------------     ------------

Balance at December 31, 1995                      0               0      70,740,435
Net income                                        0               0       2,426,636
Distributions                                     0               0      (4,071,641)
                                       ------------   ------------     ------------

Balance at December 31, 1996                      0               0      69,095,430
Net income - January 1, 1997 to
  September 30, 1997                              0               0       2,018,126
Distributions - January 1, 1997 to
  September 30, 1997                              0               0      (3,962,823)
Consolidation and issuance of shares   $125,476,308               0      58,406,082
Dividends - October 1, 1997 to
  December 31, 1997                               0   $  (1,932,174)     (1,932,174)
Net income - October 1, 1997 to
  December 31, 1997                               0       1,420,370       1,420,370
                                       ------------   ------------     ------------

Balance at December 31, 1997           $125,476,308   $   (511,804)    $125,045,011
                                       ============   ============     ============

See accompanying notes to financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                 ------------------------------------------------
                                                                    1997              1996                1995
                                                                 ----------        ----------          ----------
Cash flows from operating activities:

Net income                                                       $3,438,496        $2,426,636          $2,290,291
                                                                 ----------        ----------          ----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   2,702,274         2,758,415           2,491,954
  Minority interest in income of OP                                   8,263                 0                   0
  Income from equity investments
   in excess of distributions                                       (19,448)                0                   0
  Changes in assets and liabilities:
  Decrease (increase) in accounts receivable-tenants                 15,090           281,873            (138,725)
  (Decrease) increase in allowance for
   doubtful accounts                                                   (907)         (206,391)            197,000
  Increase in other assets                                         (261,361)           (4,535)            (40,851)
  Increase (decrease) in due to Advisor,
   general partners and affiliates                                  159,251            (8,588)             27,750
  Increase (decrease) in accounts payable and
   other liabilities                                                491,380          (139,341)            229,581
                                                                 ----------        ----------          ----------
   Total adjustments                                              3,094,542         2,681,433           2,766,709
                                                                 ----------        ----------          ----------

  Net cash provided by operating activities                       6,533,038         5,108,069           5,057,000
                                                                 ----------        ----------          ----------

Cash flows used in investing activities:

  Improvements to real estate                                       (33,486)         (119,325)           (110,637)
  Acquisitions of real estate                                    (8,912,945)
  Leasing commissions paid                                         (191,730)         (349,450)            (73,292)
  Increase in sellers' rental guarantees                                  0                 0              15,000
  Principal payments received on mortgage loans                      39,994                 0                   0
                                                                 ----------        ----------          ----------

  Net cash used in  investing activities                         (9,098,167)         (468,775)           (168,929)
                                                                 ----------        ----------          ----------

Cash flows provided by (used in) financing activities:

  Repayments of notes payable                                    (1,720,907)         (226,774)           (166,597)
  Proceeds from notes payable                                    13,375,000                 0                   0
  Distributions paid                                             (5,099,300)       (4,071,641)         (4,071,641)
  Increase in deferred loan costs                                  (919,302)                0             (26,398)
  Decrease in minority interest                                     (18,474)                0                   0
  Cash effect of Consolidation and issuance
   of shares                                                      2,510,103                 0                   0
  Consolidation costs                                            (1,243,195)                0                   0
  Increase in distributions payable to
   minority interest                                                 11,241                 0                   0
                                                                 ----------        ----------          ----------

  Net cash provided by (used in)
  financing activities                                            6,895,166        (4,298,415)         (4,264,636)
                                                                 ----------        ----------          ----------

Net increase in cash and cash equivalents                         4,330,037           340,879             623,435

Cash and cash equivalents at beginning of year                    2,398,013         2,057,134           1,433,699
                                                                 ----------        ----------          ----------

Cash and cash equivalents at end of year                         $6,728,050        $2,398,013          $2,057,134
                                                                 ==========        ==========          ==========

                                                                     (continued)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                -------------------------------------------------
                                                                    1997             1996                1995
                                                                -----------       -----------         -----------
Supplemental information:
  Interest paid                                                 $   562,240       $   532,799         $   553,061
                                                                ===========       ===========         ===========

Supplemental disclosure of noncash investing activities:

Consolidation and issuance of shares:

Increase in real estate                                         (16,856,558)
Increase in investment in partnerships                           (9,295,706)
Increase in mortgage loans receivable                           (31,049,146)
Increase in loan receivable from affiliate                       (3,060,000)
Increase in accounts receivable-tenants                            (380,490)
Increase in other assets                                           (243,231)
Increase in notes payable                                         1,324,308
Increase in accounts payable and other liabilities                  340,138
Increase in due to Advisor, general partners and
  affiliates                                                        207,392
Increase in distributions payable                                 1,136,477
Decrease in limited partners' capital                           (67,426,943)
Increase in general partners' capital                               276,210
Increase in minority interest                                       737,642
Issuance of shares of common stock                              124,289,907
                                                                -----------

                                                                $         0
                                                                ===========

Supplemental disclosure of noncash financing activities:

Distributions declared                                          $(5,894,997)
Increase in distributions payable
  to shareholders                                                   795,697
                                                                -----------

Distributions paid                                              $(5,099,300)
                                                                ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of December 31, 1997, the Company owned a portfolio of sixteen retail properties (the "Retail Properties") containing a total of approximately 1.5 million gross leaseable square feet ("GLA"), and holds partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and three FHA insured participating mortgages secured by suburban garden apartment properties (the "FHA Mortgages").

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-traded limited partnerships, Summit Insured Equity ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships", and each individually a "Partnership"). The Partnerships were co-sponsored by an affiliate of Related Capital Company ("Related"). Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and subsidiaries and, prior to October 1, 1997, Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their limited partnership interest in each Partnership. There are currently 8,050,727 shares of Common Stock outstanding (an additional 46,836 shares are reserved for issuance upon conversation of OP units, as defined below, held by affiliates of Related).

The Company has engaged Related Aegis LP, a Delaware limited partnership an affiliate of Related (the "Advisor"), to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "OP"), of which the Company is the sole general partner and holder of 99.42% of the units of partnership interest (the "OP Units"). The balance of the units are currently held by affiliates of Related.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, is deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $60,387,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). No goodwill was recorded in the Consolidation. As part of the Consolidation, Insured I and Insured II remained as stand alone entities each owned by the operating partnership, as the general partner, and a subsidiary of the Company, as the limited partner. Insured I and Insured II continue to be the record owners of their respective shopping centers. Results of operations and other operating financial data for the Company for the years ended December 31, 1997, 1996 and 1995 include information for the entire periods presented with respect to Insured I, but only include information for the period October 1, 1997 to December 31, 1997 with respect to the other Partnerships. See pro forma information in Note 13. Prior to the Consolidation Insured I was a Delaware limited partnership formed on December 12, 1985.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

c)  Property and Equipment

The carrying amount of property and equipment includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties less amounts received from sellers' rental guarantees. Buildings are depreciated on the straight line basis over their estimated useful lives, generally 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized.

d)  Investments in Partnerships

The Company accounts for its investment as a limited partner in two partnerships, which own the Multifamily Properties, using the equity method of accounting. The Company is allocated substantially all of the income of the Operating Partnerships until its preferred return is achieved.

e)  Mortgage Loans Receivable

Amounts received or receivable for interest payments on loans are reflected as interest income.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


f)  Impairment

The Company reviews each of its property investments, including those held by the partnerships which own the Multifamily Properties, for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

At least annually, and more frequently if circumstances warrant, the Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral.

The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The Advisor believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's properties and loans. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the investments to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded during the years ended December 31, 1997, 1996 and 1995.

g)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and investments in short-term instruments with an original maturity of three months or less, whose cost approximates market value.

h)  Deferred Insurance Costs

Costs related to the Policy are being amortized over a 10 year period (the life of the Policy) which commenced on May 19, 1989.

i)  Deferred Loan Costs

Costs incurred in connection with the Company's debt have been capitalized and are being amortized over the life of the respective debt using the effective yield method.

j)  Deferred Leasing Commissions

Costs incurred in connection with the lease-up of vacant space and lease renewals have been capitalized and are being amortized over the term of the underlying leases.

Amortization related to the deferred costs described above is included in depreciation and amortization expense.

k)  Consolidation Costs

Costs incurred in the Consolidation including legal, accounting and registration fees, amounting to $1,243,195 were charged directly to shareholders' equity.

l)  Rental Income

Rental income includes amounts received and accrued from operating leases as well as amounts related to the reimbursement of common area maintenance charges, real estate taxes and insurance. The straight-line basis is used to recognize base rents under leases which provide for varying rents over the lease terms.

m)  Income Taxes

The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions. At December 31, 1997, the net book basis of the Company's assets and liabilities exceeded the net tax basis by approximately $1,005,893.

During 1997, the Company declared a dividend of $.24 per share, payable to record owners of the shares on December 31, 1996. For Federal income tax purposes, $.19 per share was reported to shareholders as ordinary income for 1997. The remaining $.05 per share will be reported to shareholders in 1998.

n)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

o)  New Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flow.

p)  Reclassifications

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 3 - Real Estate

The components of real estate are as follows:

                                                        December 31,
                                              --------------------------------
                                                   1997*               1996*
                                              ------------         -----------

Land                                          $ 27,622,941         $20,356,681
Buildings and improvements                      83,419,863          65,155,543
                                              ------------         -----------
                                               111,042,804          85,512,224

Less:  Accumulated depreciation                (16,404,617)        (14,841,244)
                                              ------------         -----------

                                              $ 94,638,187         $70,670,980
                                              ============         ===========

*Information for 1996 (Prior to the Consolidation) is only with respect to Insured I (the Acquirer). Information for 1997 is with respect to the Company and its subsidiaries which includes Insured I and the Partnerships pursuant to the Consolidation.

On December 31, 1997, the company purchased two shopping centers, Birdneck Center and The Market Place, for an aggregate purchase price of $8,515,000, not including acquisition fees and expenses of approximately $398,000.

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at December 31, 1997 and 1996. However, the carrying value of certain properties may be in excess of their fair values as of such dates.

The following table lists each of the Company's investment properties whose rental revenues accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 1997.

                                               1997*        1996*      1995*
                                               ----         ----       ----

1.    Pablo Plaza/Jacksonville, FL               7%          10%        10%
2.    Westbird/Miami, FL                        10%          11%        12%
3.    Winery Square/Fairfield, CA               10%          14%        15%
4.    Mountain View Village/Snellville, GA      10%          11%        10%
5.    Forest Park Square/Cincinnati, OH         10%          12%        11%

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

During the years ended December 31, 1997, 1996 and 1995, the Kroger Company, which is a tenant at several shopping centers, accounted for approximately 28% of the Company's total gross revenues in each year.

Insured I and Insured II are beneficiaries of an insurance policy (the "Policy") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policy and related agreement, together with the appraised values of the real estate then owned by Insured I and Insured II, will equal at least 100% of the aggregate original capital contributions to Insured I and Insured II allocated to investment in properties ("Original Contributions") on the day on which the last property was acquired by Insured I and Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policy will increase pursuant to a formula based upon the length of time properties are held by Insured I and Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policy is intended to cover various economic risks of the ownership of the properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of the properties.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Deferred Costs


The components of deferred costs are as follows:

                                                          December 31,
                                                ------------------------------
                                                   1997*               1996*
                                                ----------          ----------

Deferred insurance costs                        $6,005,804          $6,005,804
Deferred loan costs                                945,700             133,642
Deferred leasing commissions                       809,941             731,957
                                                ----------          ----------
                                                 7,761,445           6,871,403

Less:  Accumulated amortization                 (5,582,072)         (4,983,795)
                                                ----------          ----------

                                                $2,179,373          $1,887,608
                                                ==========          ==========

*Information for 1996 (prior to the Consolidation) is only with respect to Insured I (the Acquirer). Information for 1997 is with respect to the Company and its subsidiaries which includes Insured I and the Partnerships pursuant to the Consolidation.

NOTE 5 - Investments in Partnerships

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620. On May 8, 1989 the Company invested an additional $1,949,805 in Pinehurst. The Company is entitled to a preferred equity return of 9.85% per annum on this investment. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,457,326 at December 31, 1997. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Company's percentage of ownership in Pinehurst is 99.99%.

The Company owns a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operates the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Company is entitled to receive a preferred equity return of 9.625% per annum on its initial cash contribution of $4,149,585. As of December 31, 1997, the Company has received all of the preferred equity returns due from Dominion. The Company's percentage of ownership in Dominion is 99%.

On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of approximately $4,727,000, which is approximately $732,000 in excess of the carrying value of this investment at December 31, 1997.

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the Company's investments in partnerships at December 31, 1997.

NOTE 6 - Mortgage Loans Receivable

All base interest and the principal amount of each of the FHA Mortgages are coinsured by the FHA (80%) and an affiliate of the Advisor (20%). The FHA Mortgages require monthly payment of principal and interest over the life of the loan. The FHA Mortgages, which closed during the period June 1988 to December 1988, bear interest at 8.95% and mature during the period January 2024 to January 2030. The interest rate of 8.95% includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor, and excludes additional interest which may be payable under certain circumstances.

The Company also has equity loans made to the same developers as were made to the FHA Mortgages. These equity loans, in the aggregate original amount of $3,018,800, represented noninterest-bearing advances made to the developers for such items as initial operating deficit escrow requirements and Housing and Urban Development ("HUD") related contingencies such as working capital escrow and cash requirements. Such amounts are due on demand upon six months notice at any time after the tenth anniversary of the initial endorsement of the loan by HUD. These loans are uninsured, but are secured by the partnership interests of the entities which own the underlying properties.

The carrying values of the Mortgage Loans (the FHA Mortgages and equity loans) secured by Cross Creek Apartments, Weatherly Walk Apartments and Woodgate Manor at December 31, 1997 were $19,195,048, $8,474,829 and $3,311,118, respectively;
the FHA Mortgage loan balances were $17,018,624, $7,513,929 and $2,935,935, respectively. The difference between the carrying values and the FHA Mortgage Loan balances are due to the purchase accounting premiums recorded pursuant to the Consolidation.

The Company may call for prepayment of the entire outstanding principal amount at any time after the tenth anniversary of the date the funding of the respective Mortgage Loans were completed. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA (and/or the co-insurer) not later than the accelerated payment date. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the Company

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


determines that the value of the underlying property has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. The borrowers may elect to prepay at any time, but prepayment penalties are in effect for the first ten years.

The general partner interests in the entities holding title to Cross Creek Apartments and Woodgate Manor are held by an affiliate of the Advisor.

The present owner of the Cross Creek property, Walsh/Cross Creek Limited Partnership ("Walsh/Cross Creek"), acquired title to the property upon the default of the original developer. Significant interests in Walsh/Cross Creek are held by affiliates of the Advisor. In 1988, the Company made a loan of $3,060,000 to Walsh/Cross Creek (the "Cross Creek Loan") to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bears interest at the prime rate plus 1% (9.5% at December 31, 1997) and is due on January 1, 2030 or on the occurrence of certain events. The amount loaned to Walsh/Cross Creek is classified as a loan receivable from affiliate and is anticipated to be repaid from cash flows from the Cross Creek property. Stephen M. Ross holds a majority interest in the Advisor and has guaranteed the repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement") to the Company, subject to certain conditions.

In accordance with the Guarantee Agreement and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $356,012 for the year ended December 31, 1997 and $3,538,546, cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

At December 31, 1997, the estimated fair value of the Company's Mortgage Loans Receivable and the Cross Creek Loan approximated their carrying values.

NOTE 7 - Related Party Transactions

Aegis Realty, Inc. (After the Consolidation)
--------------------------------------------
Pursuant to the Advisory Agreement, the Advisor will receive (i) acquisition fees equal to 3.75% of the acquisition prices of properties acquired; (ii) mortgage selection fees based on the principal amount of Mortgage Loans funded;
(iii) asset management fees equal to .375% of the total invested assets of the Company; (iv) a liquidation fee based on the gross sales price of the assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Advisor on behalf of the Company.

The original term of the Advisory Agreement will terminate on October 1, 2001. Thereafter, the Advisory Agreement will be renewed annually by the Company and the OP, subject to the majority approval of the Company's Board of Directors and the OP. The Advisory Agreement cannot be terminated by the Company prior to October 1, 2001, other than for gross negligence or willful misconduct of the Advisor and by a majority vote of the Company's independent directors. The Advisory Agreement may be terminated without cause by a majority vote of the Company's independent directors following October 1, 2001 or by the Advisor at any time.

The Advisor is entitled to an acquisition fee equal to 3.75% of the acquisition price of each property acquired by the Company. During 1997, $322,606 of such fees were incurred and capitalized as real estate related to the Company's acquisition of Birdneck Center and The Market Place.

The Company's sixteen properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor.

The costs incurred to related parties for the three months ended December 31, 1997 (after the Consolidation) were as follows:

Acquisition fees                                                   $322,606
Expense reimbursement                                                28,000
Property management fees                                            159,958
Asset management fee                                                142,105
                                                                    -------

                                                                   $652,669
                                                                   ========

Insured I (Prior to the Consolidation)
--------------------------------------
Prior to the Consolidation, the general partners of Insured I were Related Insured Equity Associates, Inc., a Delaware corporation and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The general partners of Insured I managed and controlled the affairs of Insured I prior to the Consolidation.

The General Partners and their affiliates performed services for Insured I which included: accounting and financial management; registrar; transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from Insured I was limited by the provisions of Insured I's Partnership Agreement. Insured I's eleven properties were being managed by the Property Manager.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The expenses incurred to related parties for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995 were as follows:

                                          1997         1996         1995
                                        --------     --------     --------
Expense reimbursement                   $ 79,935     $178,600     $128,586
Property management fees                 352,397      420,157      410,177
                                        --------     --------     --------

                                        $432,332     $598,757     $538,763
                                        ========     ========     ========

The distributions earned by the general partners of Insured I for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995 are as follows:

                                                          General Partners
                                                  ----------------------------------
                                                    1997        1996         1995
                                                  ---------   ---------    ---------

Special Distributions                             $ 326,454   $ 435,272    $ 435,272
Regular Distributions of Adjusted Cash
  from Operations                                    27,273      36,364       36,364
                                                  ---------   ---------    ---------

                                                  $ 353,727   $ 471,636    $ 471,636
                                                  =========   =========    =========

NOTE 8 - Profit and Loss Allocation/Distribution

Aegis Realty, Inc. (After the Consolidation)
--------------------------------------------
Basic income per share is computed based on the net income for the three months ended December 31, 1997 ($1,420,370), divided by the weighted average number of shares outstanding for the period (8,050,727). Net income per unit information for prior periods is not presented because it is not indicative of the Company's continuing capital structure.

Diluted net income per share, which would reflect conversion of the minority interests' OP units into an additional 46,836 shares of common stock, is the same as basic income per share because the earnings of an OP unit are equivalent to the earnings of a share of common stock.

Insured I (Prior to the Consolidation)
--------------------------------------
For financial reporting purposes, net profits or losses, after the Special Distributions to the general partners, were allocated 99% to the holders of beneficial unit certificates ("BUCs") representing assignments of limited partnership interests (the "BUC$holders") and limited partners and 1% to the general partners.

The general partners were paid a Special Distribution of adjusted cash from operations equal to 0.5% of invested assets per annum, as defined in the Partnership Agreement of Insured I, for managing the affairs of Insured I.

Distributions of cash based on adjusted cash from operations after payment of Special Distributions as defined in the Partnership Agreement of Insured I, were allocated 99% to the limited partners and BUC$holders and 1% to the general partners.

NOTE 9 - Leases

Future minimum base rentals due from tenants under non-cancelable operating leases as of December 31, 1997 were as follows:

Year Ending December 31                    Amount
-----------------------                 -----------

1998                                    $ 9,626,000
1999                                      8,787,000
2000                                      7,834,000
2001                                      7,128,000
2002                                      6,212,000
Thereafter                               34,846,000
                                        -----------

Total                                   $74,433,000
                                        ===========

Certain leases require the lessees to reimburse the Company for real estate taxes, insurance costs and certain other reimbursable expenses.

All sixteen shopping centers have tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of sales proceeds over a specified threshold amount as called for in the lease.

NOTE 10 - Notes Payable

Upon the consummation of the Consolidation, the Company entered into a $2 million loan (the "Interim Loan") with BankBoston, N.A. ("BankBoston"). Proceeds of the loan were used to pay costs incurred in the Consolidation. The $2 million loan was secured

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


by a first mortgage on the Westbird Shopping Center. The interest rate was fixed at 1.625% above BankBoston's 30 day Euro-contract rate (7.5938% at December 31,
1997).

On December 30, 1997, the Company closed on a $40 million senior revolving credit facility (the "Facility") from BankBoston. The Facility requires interest only payments until maturity on December 30, 2000 and is secured by certain of the Company's Retail Properties. Proceeds of the Facility will be used to acquire primarily retail properties to add to the Company's current portfolio. Upon closing of the Facility, $11,375,000 was drawn down to purchase two shopping centers. The interest rate under the Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The rate at December 31, 1997 was 7.3438%. Pursuant to the Trust Agreement, indebtedness under the Facility and other borrowings will not exceed 50% of the Company's total market value as of the date such debt is incurred.

On March 4, 1998 the $2 million Interim Loan was repaid with an additional draw down from the Facility.

The Company has a loan from New York Life Insurance Company with an outstanding balance at December 31, 1997 of $5,169,242. It carries a 9.25% interest rate and requires equal monthly payments of principal and interest in the amount of $55,984 until June 10, 2000, at which time the balance of principal, together with any unpaid interest, is due. The loan is collateralized by first mortgages on Forest Park Shopping Center and Highland Fair Shopping Center.

The Company had a loan in the amount of $1,400,000 from Principal Mutual Life Insurance Company ("Principal Mutual") at a fixed interest rate of 7.03% per annum payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule until January 1, 2010, at which time the unpaid principal balance was due. On December 31, 1997, the Principal Mutual loan was repaid with proceeds from the Facility.

Annual principal payment requirements as of December 31, 1997 for each of the next five fiscal years and thereafter are as follows:

Year Ending                                Amount
-----------                             -----------

1998                                    $ 2,202,078
1999                                        221,583
2000                                     11,617,971
2001                                        266,424
2002                                        292,140
Thereafter                                3,944,046
                                        -----------

                                        $18,544,242
                                        ===========

The Company has determined that the carrying value of the notes payable approximates their fair value at December 31, 1997 and 1996.

NOTE 11 - Stock Option Plan

The Board of Directors have adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its employees and officers with the interests of the stockholders by providing the Advisor with substantial financial interest in the Company's success. The Compensation Committee shall be authorized and directed to administer the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of common stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee will have the authority to issue options to purchase, in the aggregate, that number of shares of common stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or, in the initial year, as of October 1, 1997, provided, that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of common stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997).

Subject to the limitations described in the preceding paragraph, if the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant to Potential Optionees by the Compensation Committee in such succeeding year.

Pursuant to the Incentive Stock Option Plan, the Compensation Committee is not authorized to grant any options until six months after the common stock has been listed on the American Stock Exchange, so no options have been granted as of December 31, 1997. All options granted will have an exercise price equal to or greater than the fair market value of the shares of common stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan will vest immediately upon issuance.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Selected Quarterly Financial Data (unaudited)
                                                                 Quarter ended
                                                               December 31, 1997
                                                               -----------------
Revenues:

  Rental income                                                     $2,335,242
  Recovery of common area maintenance charges                          267,480
  Real estate tax reimbursements                                       285,506
  Income from equity investments                                       193,511
  Interest income                                                      710,738
  Other                                                                 28,553
                                                                    ----------

  Total revenues                                                     3,821,030
                                                                    ----------
Expenses:

  Repairs and maintenance                                              196,700
  Real estate taxes                                                    325,258
  Interest                                                             191,557
  General and administrative                                           732,101
  Depreciation and amortization                                        792,523
  Other                                                                154,258
                                                                    ----------

  Total expenses                                                     2,392,397
                                                                    ----------

Income before minority interest                                      1,428,633

Minority interest in income of the OP                                   (8,263)
                                                                    ----------

Net income                                                          $1,420,370
                                                                    ==========

Net income per common share (basic and diluted)                     $     0.18
                                                                    ==========

NOTE 13 - Pro Forma Information (unaudited)

The unaudited pro forma information set forth below presents the condensed consolidated statements of income for the Company for the years ended December 31, 1997 and 1996 as if the acquisition had occurred on January 1, 1996. This pro forma financial data does not purport to represent what the Company's results of operations would actually have been had the Consolidation in fact occurred on such date or is such data necessarily indicative of the Company's results of operations for any future date or period.

                                                             Pro Forma (Unaudited)
                                                                   Year Ended
                                                                   December 31,
                                                         ---------------------------------
                                                              1997                1996
                                                         -------------       -------------
Revenues                                                 $  15,183,000       $  14,903,000
                                                         =============       =============

Net income                                               $   5,620,000       $   5,704,000
                                                         =============       =============


Net income per common share (basic and diluted)          $         .70       $         .71
                                                         =============       =============

NOTE 14 - Settlement of Class Action Litigation

On August 28, 1997, the United States District Court for the Southern District of New York (the "Court") issued its final approval order with respect to the settlement (the "Related Settlement") of a putative class action (the "Class Action") brought against, among others, the general partners of the Partnerships and certain of their affiliates under the original caption Kinnes et. Al. V. Prudential Securities Group, Inc., et. al. The Related Settlement was applicable only to the general partners of the Partnerships affiliated with Related and certain of their affiliates, since the other defendants in the Class Action had previously entered into their own settlement agreement.

The Related Settlement was subject to objections by the BUC$holders, and to final approval by the Court following a review of the settlement proposal at a fairness hearing.

The Related Settlement included, among other matters, the Consolidation, the acquisition by the Advisor of the general partner interests held by PBP in each of the Partnerships (collectively, the "PBP Interest"), the transfer to the BUC$holders of one-half of the

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PBP Interest prior to the Consolidation and the reduction of fees which were then payable to the general partners of the Partnerships by 25%.

As part of the Related Settlement and in the Court's sole discretion, counsel to the BUC$holders ("Class Counsel") may receive additional attorney's fees payable in the Company's shares, based upon 25% of the increase in value of the Company's shares as of October 10, 1998 (the "Anniversary Date"). The number of Company shares so issued shall be limited to a maximum of 3.95% of the total number of shares outstanding on the Anniversary Date. The amount of shares to be issued under this provision cannot presently be determined.

NOTE 15 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

A current or previous owner or operator of real property may be legally liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such liability may exist whether or not the owner or operator knew of, or was responsible for, such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances may adversely affect the owner's ability to borrow funds using such real property as collateral. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be liable for removal or remediation costs, as well as certain other potential costs which could relate to such hazardous or toxic substances or ACMs (including governmental fines and injuries to persons and property). To date, the Company has not incurred any costs of removal or remediations of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition.

Phase I Environmental Site Assessments were undertaken on all of the Company's properties in conformance with requirements for closing the BankBoston facility (see Note 11). In certain cases, additional Phase II site investigations were also undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at any of the Company's properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property determined that there were detectable levels of certain hazardous materials above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

NOTE 16 - Subsequent Events

On March 31, 1998 the Company purchased Barclay Place Shopping Center in Lakeland, Florida. The purchase price was $3,800,000 with $2,587,000 of debt assumed with Heller Financial, Inc. The center has 81,459 gross rentable square feet with Food Lion as anchor tenant. It is currently 85% occupied.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11.  Executive Compensation.

Incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------
(a) 1.      Financial Statements
            --------------------

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 1997 and 1996

            Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Changes in Shareholders' Equity/Partners'
            Capital (Deficit) - Years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows - Years ended December 31,
            1997, 1996 and 1995

            Notes to Consolidated Financial Statements

(a) 2.      Financial Statement Schedules
            -----------------------------

            Schedule II - Valuation and Qualifying Accounts three years ended
            December 31, 1997

            Schedule III - Real Estate and Accumulated Depreciation and Notes to
            Schedule - December 31, 1997

            Schedule IV - Mortgage Loans of Real Estate at December 31, 1997

            All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.

(a) 3.      Exhibits
            --------

(3.1A) Articles of Incorporation dated as of August 13, 1996 (incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-13239

(3.1B)      Amended Articles of Incorporation dated as of September 26, 1996
            (incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-13239)

(3.1C) Articles of Amendment and Restatement of Articles of Incorporation dated as of October 1, 1997

(3.1D) Certificate of Correction dated as of October 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

(3.2)       Bylaws (incorporated by reference to the Company's Current Report on
            Form 8-K, filed with the Commission on March 19, 1998)

(4.1)       Specimen Copy of Stock Certificate for shares of the Company's
            Common Stock (incorporated by reference to the Company's Amendment
            No. 1 on Form 10/A to the Company's Registration Statement on Form
            10, File No. 001-13239)

(10A) Continental Casualty Company Insurance Policy issued to the Company, incorporated by reference to Exhibit 10(C) to the Company's
            Registration Statement on Form S-11, File No. 33-8755, as amended

(10B) Indemnity Agreement among Continental Casualty Company, the Company and the General Partners, incorporated by reference to Exhibit 10(D) to the Company's Registration Statement on Form S-11, File No.
            33-8755, as amended





Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            (continued).

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------
(10C)       Management Agreement between RCC Property Advisors and the Company, dated May 1, 1991, incorporated by reference to Exhibit 10(C) to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1991

(10D)       Management Agreement between RCC Property Advisors and the Insured
            II, dated May 1992. Incorporated by reference to Exhibit 10E to the Insured II's Annual Report on Form 10-K for the year ended December
            31, 1992

(10E)       Secured Promissory Note between Principal Mutual Life Insurance
            Company and Insured II dated December 11, 1992. Incorporated by reference to Exhibit 10F to Insured II's Annual Report on Form 10-K for the year ended December 31, 1992

(10F) Form of Purchase and Sale Agreement pertaining to Summit Preferred's acquisition of Preferred Equity Investments, incorporated herein by reference to exhibit 10C to Summit Preferred's S-11 Registration
            Statement

(10G)       Form of Amended and Restated Agreement of Limited Partnership of
            Operating Partnerships, incorporated herein by reference to Exhibit
            10B to Summit Preferred's S-11 Registration Statement

(10H)       Mortgage Note, dated June 10, 1988, with respect to Cross Creek
            Apartments in Charlotte, North Carolina, in the principal amount of $17,494,100 (incorporated by reference to Exhibit 10(b) in Eagle's
            Current Report on Form 8-K dated June 15, 1988)

(10I)       Equity Loan Note, dated June 10, 1988, with respect to Cross Creek
            Apartments in Charlotte, North Carolina, in the principal amount of $1,783,900 (incorporated by reference to Exhibit 10(c) in Eagle's
            Current Report on Form 8-K dated June 15, 1988)

(10J)       Subordinated Loan Note, dated June 10, 1988, with respect to Cross
            Creek Apartments in Charlotte, North Carolina (incorporated by reference to Exhibit 10(d) in Eagle's Current Report on Form 8-K dated June 15, 1988)

(10K)       Mortgage Note, dated August 18, 1988, with respect to Weatherly Walk
            Apartments in Fayetteville, Georgia, in the principal amount of $7,772,500 (incorporated by reference to Exhibit 10(e) in Eagle's
            Current Report on Form 8-K dated August 19, 1988)

(10L)       Equity Loan Note, dated August 18, 1988, with respect to Weatherly
            Walk Apartments in Fayetteville, Georgia, in the principal amount of $895,200 (incorporated by reference to Exhibit 10(f) in Eagle's
            Current Report on Form 8-K dated August 19, 1988)




Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            (continued).

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------
(10M)       Subordinated Loan Note, dated August 18, 1988, with respect to
            Weatherly Walk Apartments in Fayetteville, Georgia (incorporated by reference to Exhibit 10(g) in Eagle's Current Report on Form 8-K
            dated August 19, 1988)

(10N)       Mortgage Note, dated December 12, 1988, with respect to Woodgate
            Manor in Gainesville, Florida, in the principal amount of $3,110,300
            (incorporated by reference to Exhibit 10(h) in Eagle's Current
            Report on Form 8-K dated December 12, 1988)

(10O)       Equity Loan Note, dated December 12, 1988, with respect to Woodgate
            Manor in Gainesville, Florida, in the principal amount of $339,700
            (incorporated by reference to Exhibit 10(i) in Eagle's Current
            Report on Form 8-K dated December 12, 1988)

(10P) Subordinated Promissory Note, dated December 12, 1988, with respect to Woodgate Manor in Gainesville, Florida (incorporated by reference to Exhibit 10(j) in Eagle's Current Report on Form 8-K dated
            December 12, 1988)

(10Q)       Loan Agreement with Walsh/Cross Creek Limited Partnership and Cross
            Creek of Columbia, Inc. dated August 15, 1990 (incorporated by reference to Exhibit 10(o) in Eagle's Annual Report on Form 10-K for the period ended December 31, 1990)

(10R) Guarantee of Cross Creek Apartments by Stephen M. Ross (incorporated by reference to Exhibit 10(p) in Eagle's Annual Report on Form 10-K for the period ended December 31, 1991)

(10S)       Guarantee Agreement, dated November 13, 1992, by and between the
            Company and Stephen M. Ross (incorporated by reference to Exhibit
            10(q) in Eagle's Annual Report on Form 10-K for the period ended
            December 31, 1993)

(10T) Amendment to the Guarantee Agreement, dated October 20, 1993, by and between the Company and Stephen M. Ross (incorporated by reference to Exhibit 10(r) in Eagle's Annual Report on Form 10-K for the period ended December 31, 1993)

(10U)       Advisory Agreement dated as of October 1, 1997, between the Company,
            Aegis Realty Operating Partnership, LP (the "OP") and Related Aegis
            LP (the "Advisor") (incorporated by reference to the Company's
            Current Report on Form 8-K, filed with the Commission on March 19,
            1998)





Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            (continued).

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------
(10V)       Agreement and Plan of Consolidation dated as of October 1, 1997, by and among the Company, the OP, Aegis Realty Holding Partnership, LP
            ("Aegis Holding"), AOP Merger Sub I, Inc. ("AOP Sub I"), AOP Merger
            Sub II, Inc. ("AOP Sub II"), Summit Insured Equity L.P. ("Insured
            I"), Summit Insured Equity II L.P. ("Insured II"), Summit Preferred
            Equity L.P. ("Summit Preferred"), Eagle Insured L.P. ("Eagle"), the
            Advisor, Related Insured Equity Associates, Inc. ("Related GP I"),
            RIDC II, L.P. ("Related GP II"), Related Equity Funding, Inc.
            ("Related GP III"), Partnership Monitoring Corporation ("PMC"),
            Related Federal Insured, L.P. ("Related GP IV"), Related Insured
            BUC$ Associates, Inc., as assignor limited partner of Insured I and
            Insured II ("Assignor LP I/II"), Related BUC$ Associates, Inc.
            ("Assignor LP III") and Related FI BUC$, Inc. ("Assignor LP IV")
            (incorporated by reference to the Company's Current Report on Form
            8-K, filed with the Commission on March 19, 1998)

(10W)       Incentive Share Option Plan (incorporated by reference to the
            Company's Current Report on Form 8-K, filed with the Commission on
            March 19, 1998)

(10X) Omnibus Assignment Agreement dated as of October 1, 1997, by and among the Company, the OP, Aegis Holding, AOP Sub I, AOP Sub II,
            Insured I, Insured II, Summit Preferred, Eagle, the Advisor, Related
            GP I, Related GP II, Related GP III, PMC, Assignor LP I/II, Assignor
            LP III and Assignor LP IV (incorporated by reference to the
            Company's Current Report on Form 8-K, filed with the Commission on
            March 19, 1998)

(10Y) Revolving Credit Agreement dated as of December 29, 1997 by and between the OP, as borrower and BankBoston, N.A. for itself and as Agent (incorporated by reference to the Company's Current Reports on Form 8-K, filed with the Commission on January 9, 1998.

(10Z)       Management Agreement between the Company, Insured I, Insured II, the
            OP and the Property Manager dated October 1, 1997 (filed herewith)

21          List of Subsidiaries (incorporated by reference to the Company's
            Current Report on Form 8-K, filed with the Commission on March 19,
            1998)

27          Financial Data Schedule (filed herewith)

(99A) Settlement Agreement between Mountain Park Plaza Limited Partnership and Insured II dated October 16, 1992. Incorporated by reference to
            Insured II's Annual Report on Form 10-K for the year ended December
            31, 1992

(99B) Settlement Agreement between Rolling Hills Devco and Insured II dated August 6, 1992. Incorporated by reference to Insured II's
            Annual Report on Form 10-K for the year ended December 31, 1992




Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            (continued).

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------
(b)         Reports on Form 8-K
            -------------------

            Current report on Form 8-K relating to the settlement of class action litigation which resulted in the formation of the Company, dated October 1, 1997 and filed on October 14, 1997.

            Current report on Form 8-K relating to the approval of a $40 million senior revolving credit facility from BankBoston, N.A., dated and filed on November 14, 1997.

            Current report on Form 8-K relating to the closing of the $40 million senior revolving credit facility with BankBoston, N.A. and the purchase of The Market Place and Birdneck Center, dated December
            30, 1997 and filed on January 9, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                    (Company)



Date:                                     By:   ______________________________
                                                J. Michael Fried
                                                Director, Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



    Signature                       Title                        Date
    ---------                       -----                        ----



-------------------     Director, Chairman of the
J. Michael Fried        Board and Chief Executive Officer


-------------------
Peter T. Allen          Director


-------------------
Arthur P. Fisch         Director


-------------------     Director, President and
Stuart J. Boesky        Chief Operating Officer


                        Director, Senior Vice President,
-------------------     Chief Financial Officer and
Alan P. Hirmes          Assistant Secretary


-------------------     Vice President, Treasurer, Controller
Richard A. Palermo      and Chief Accounting Officer

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                    (Company)



Date:  March 30, 1998                   By:   /s/ J. Michael Fried
                                              --------------------
                                              J. Michael Fried
                                              Director, Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



     Signature                       Title                             Date
     ---------                       -----                             ----



/s/ J. Michael Fried      Director, Chairman of the
----------------------    Board and Chief Executive Officer        March 30, 1998
J. Michael Fried


/s/ Peter T. Allen
----------------------
Peter T. Allen            Director                                 March 30, 1998


/s/ Arthur P. Fisch
----------------------
Arthur P. Fisch           Director                                 March 30, 1998


/s/ Stuart J. Boesky      Director, President and
----------------------    Chief Operating Officer                  March 30, 1998
Stuart J. Boesky


/s/ Alan P. Hirmes        Director, Senior Vice President,
----------------------    Chief Financial Officer and
Alan P. Hirmes            Assistant Secretary                      March 30, 1998


/s/ Richard A. Palermo    Vice President, Treasurer, Controller
----------------------    and Chief Accounting Officer             March 30, 1998
Richard A. Palermo

                       AEGIS REALTY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                     Balance at      Additions
Year Ended                                           Beginning       During        Deduction-      Balance at
December 31                Name                      of Period*      Year*         Write-offs*   End of Period
-----------    -------------------------------       ----------      -----         -----------   -------------

     1997      Allowance for Doubtful Accounts        $303,000       $  70,000     $ (69,000)       $304,000
     1996      Allowance for Doubtful Accounts        $509,000       $  58,000     $(264,000)       $303,000
     1995      Allowance for Doubtful Accounts        $312,000       $ 248,000     $ (51,000)       $509,000

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

                               AEGIS REALTY, INC.

                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                             Cost Capitalized
                                                              Subsequent to
                          Initial Cost to Partnership (F)      Acquisition      Purchase Price Adjustments (E)
                        --------------------------------      ------------     --------------------------------
                                            Buildings and                                         Buildings and
                            Land            Improvements      Improvements       Land              Improvements
                        -----------         ------------      ------------     ---------          -------------
Shopping Centers:
Cactus Village          $ 2,093,532         $ 4,631,948       $   33,642       $ (42,583)         $   (93,903)
  Glendale, AZ
Hickory Plaza             1,288,328           3,931,633           11,604          (3,750)             (11,250)
  Nashville, TN
Highland Fair             1,288,328           5,059,079           96,736         (21,891)             (60,437)
  Gresham, OR
Pablo Plaza               2,147,213           5,922,120           27,845          (7,866)             (21,693)
  Jacksonville, FL
Southhaven                1,288,328           4,793,938           31,050               0                    0
  Southhaven, MS
Town West                 1,932,491           3,303,752           20,814               0                    0
  Indianapolis, IN
Westbird                  1,566,070           5,475,510          606,879           2,474                9,242
  Miami, FL
Winery Square             4,320,555           8,916,731          109,429        (227,319)            (477,165)
  Fairfield, CA
Mountain View             2,675,960           8,661,498           85,972        (143,357)            (475,472)
  Village
  Shellville, GA
Forest Park Square        1,532,064           7,822,819           10,000         (19,024)             (99,866)
  Cincinnati, OH
Kokomo Plaza                695,912           6,643,748           29,057          (8,784)             (78,640)
  Kokomo, IN
Rolling Hills Square      2,624,639           2,504,045                0               0                    0
  Tucson, AZ
Mountain Park Plaza       1,566,015           3,791,633                0               0                    0
  Atlanta, GA
Applewood Centre          1,795,469           4,574,757                0               0                    0
  Omaha, NE
Birdneck Center
  Virginia Beach, VA        469,227           2,807,457                0               0                    0
The Market Place
  Newton, NC                810,910           4,825,351                0               0                    0
                        -----------         -----------       ----------       ---------          -----------

                        $28,095,041         $83,666,019       $1,063,028       $(472,100)         $(1,309,184)
                        ===========         ===========       ==========       =========          ===========



                           Gross Amount at which
                        Carried At Close of Period (D)
                        ------------------------------
                                         Buildings and                     Accumulated
                           Land           Improvements         Total       Depreciation
                        -----------       ------------     ------------    ------------
Shopping Centers:
Cactus Village          $ 2,050,949       $ 4,571,687      $  6,622,636    $ 1,216,400
  Glendale, AZ
Hickory Plaza             1,284,578         3,931,987         5,216,565      1,048,306
  Nashville, TN
Highland Fair             1,266,437         5,095,378         6,361,815      1,324,427
  Gresham, OR
Pablo Plaza               2,139,347         5,928,272         8,067,619      1,599,373
  Jacksonville, FL
Southhaven                1,288,328         4,824,988         6,113,316      1,300,588
  Southhaven, MS
Town West                 1,932,491         3,324,566         5,257,057        907,382
  Indianapolis, IN
Westbird                  1,568,544         6,091,631         7,660,175      1,624,048
  Miami, FL
Winery Square             4,093,236         8,548,995        12,642,231      2,208,071
  Fairfield, CA
Mountain View             2,532,603         8,271,998        10,804,601      1,936,312
  Village
  Shellville, GA
Forest Park Square        1,513,040         7,732,953         9,245,993      1,703,823
  Cincinnati, OH
Kokomo Plaza                687,128         6,594,165         7,281,293      1,438,013
  Kokomo, IN
Rolling Hills Square      2,624,639         2,504,045         5,128,684         31,725
  Tucson, AZ
Mountain Park Plaza       1,566,015         3,791,633         5,357,648         30,505
  Atlanta, GA
Applewood Centre          1,795,469         4,574,757         6,370,226         35,644
  Omaha, NE
Birdneck Center
  Virginia Beach, VA        469,227         2,807,457         3,276,684              0
The Market Place
  Newton, NC                810,910         4,825,351         5,636,261              0
                        -----------       -----------      ------------    -----------

                        $27,622,941       $83,419,863      $111,042,804    $16,404,617
                        ===========       ===========      ============    ===========


                                                      Life on which
                                                     Depreciation in
                                                      Latest Income
                           Year of          Date       Statement is
                        Construction     Acquired       Computed
                        ------------     --------      ------------
Shopping Centers:
Cactus Village               1986        July 1987      40 years
  Glendale, AZ
Hickory Plaza                1974 (A)    Apr. 1987      40 years
  Nashville, TN
Highland Fair                1986        July 1987      40 years
  Gresham, OR
Pablo Plaza                  1972 (B)    Feb. 1987      40 years
  Jacksonville, FL
Southhaven                   1984 (C)    Feb. 1987      40 years
  Southhaven, MS
Town West                    1985        May 1987       40 years
  Indianapolis, IN
Westbird                     1977        Dec. 1986      40 years
  Miami, FL
Winery Square                1987        Dec. 1987      40 years
  Fairfield, CA
Mountain View                1987        July 1988      40 years
  Village
  Shellville, GA
Forest Park Square           1988        May 1989       40 years
  Cincinnati, OH
Kokomo Plaza                 1988        May 1989       40 years
  Kokomo, IN
Rolling Hills Square         1980        Oct. 1997      30.5 years
  Tucson, AZ
Mountain Park Plaza          1988        Oct. 1997      31.2 years
  Atlanta, GA
Applewood Centre             1989        Oct. 1997      33.1 years
  Omaha, NE
Birdneck Center
  Virginia Beach, VA         1987 (G)    Dec. 1997      40 years
The Market Place
  Newton, NC                 1989        Dec. 1997      40 years

                               AEGIS REALTY, INC.
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



(A)     Renovated and expanded in 1985.
(B)     Expanded and remodeled from 1983 through 1985.
(C)     Expanded in 1986.
(D)     Aggregate cost for federal income tax purposes is $117,621,110.
(E) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Company.
(F)     Included in buildings and improvements are acquisition fees.
(G)     Expanded in 1997.


        Reconciliation of Real Estate Owned:
                                                                   1997                    1996                    1995
                                                              ------------             -----------             -----------

         Balance at beginning of period:                     $  85,512,224             $85,800,450             $85,746,259
            Acquisitions                                        25,769,503                       0                       0
            Improvements                                            36,282                 119,325                 110,637
            Write-off of improvements                             (275,205)               (407,551)                (41,446)
            Purchase price adjustments                                   0                       0                 (15,000)
                                                              ------------             -----------             -----------
         Balance at close of period:                          $111,042,804             $85,512,224             $85,800,450
                                                              ============             ===========             ===========


         Reconciliation of Accumulated Depreciation:
                                                                   1997                    1996                    1995
                                                               -----------             -----------             -----------

         Balance at beginning of period:                       $14,841,244             $13,262,215             $11,514,796
            Depreciation Expense                                 1,835,782               1,986,580               1,788,865
            Write-off of accumulated depreciation
              of improvements                                     (272,409)               (407,551)                (41,446)
                                                               -----------            -------------           ------------
         Balance at close of period:                           $16,404,617             $14,841,244             $13,262,215
                                                               ===========             ===========             ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                                December 31, 1997

                                                            Periodic                            Carrying
                                                Final       Payment              Face Amount    Amount
                        Interest    Closing     Maturity    Terms       Prior    of Mortgage    of Mortgage
Description (1)         Rate (2)     Date       Date (3)    (4)(5)      Liens       Loans       Loans(6)(7)(8)
---------------         --------    -------     --------    ------      -----    -----------    --------------
First Mortgage Loans:

Cross Creek
  Apartments (9)         8.95%       6/10/88      1/1/30    Monthly     None      $17,494,100      $19,195,048
Weatherly Walk
  Apartments             8.95%       8/18/88     11/1/29    Monthly     None        7,772,500        8,474,829
Woodgate Manor (9)       8.95%      12/12/88      1/1/24    Monthly     None        3,110,300        3,311,118
                                                                                  -----------      -----------

                                                                                  $28,376,900      $30,980,995
                                                                                  ===========      ===========


(1)     All properties are multifamily residential apartment complexes.

(2) Includes a servicing fee of 0.07% paid by the mortgagor to Related Mortgage Corporation (an affiliate of the Advisor).

(3) The Company may call for prepayment of the total loan at any time after the tenth anniversary of the date the mortgage loan was funded.

(4) Monthly payments include principal and interest and are made at a level amount over the life of the mortgage loan until maturity. See discussion regarding additional interest in Item 1, "Business-Mortgage Loans."

(5) Beginning in the sixth year after each Mortgage Loan's closing date, any prepayment during one calendar year in an amount in excess of 15% of the original principal amount of the mortgage loan will be subject to a prepayment penalty. The prepayment penalty is 5% in the sixth year and decreases 1% per year thereafter.

(6)     Carrying amount of mortgage loans for the year ended December 31:

                                                                    1997
                                                                -----------

Balance at October 1, 1997                                      $31,049,146
Amortization of purchase accounting premiums                        (28,157)
Collections of principal                                            (39,994)
                                                                -----------

Ending Balance                                                  $30,980,995
                                                                ===========

(7) The aggregate cost of the mortgage loans for Federal income tax purposes at December 31, 1997 is $27,468,488. The difference in aggregate cost is due to the purchase accounting premiums recorded for financial statement purposes.

(8)     All mortgage loans are current with respect to principal and interest.

(9) The General Partnership interest of the mortgagor is held by an affiliate of the Advisor.