Form 10-K/A
period 1997-12-31
AEGIS REALTY INC
filed 1998-04-17
CIK 1043324

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

Index to exhibits may be found on page 35

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

During the year ended December 31, 1997, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $4,330,000. This increase was primarily due to cash provided by operating activities ($6,533,000), net proceeds from notes payable ($11,654,000), and the cash effect of the Consolidation and issuance of shares ($2,510,000) which exceeded acquisitions of and improvements to real estate ($8,946,000), leasing commissions paid ($192,000), distributions paid ($5,099,000), Consolidation costs ($1,243,000) and an increase in deferred loan costs ($919,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,702,000.

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

Item 8.     Financial Statements and Supplementary Data.
                                                                                        Page
(a) 1.      Financial Statements

            Independent Auditors' Report                                                 18

            Consolidated Balance Sheets as of December 31, 1997 and 1996                 19

            Consolidated Statements of Income for the years ended December 31,
            1997, 1996 and 1995                                                          20

            Consolidated Statements of Changes in Shareholders' Equity/Partners'
            Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995       21

            Consolidated Statements of Cash Flows for the years ended December
            31, 1997, 1996 and 1995                                                      22

            Notes to Consolidated Financial Statements                                   24

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

                                                             Pro Forma (Unaudited)
                                                                   Year Ended
                                                                   December 31,
                                                         ---------------------------------
                                                              1997                1996
                                                         -------------       -------------
Revenues                                                 $  15,183,000       $  14,903,000
                                                         =============       =============

Net income                                               $   6,011,000       $   5,704,000
                                                         =============       =============


Net income per common share (basic and diluted)          $        0.75       $        0.71
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

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------
(a) 1.      Financial Statements
            --------------------

            Independent Auditors' Report                                                               18

            Consolidated Balance Sheets as of December 31, 1997 and 1996                               19

            Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995           20

            Consolidated Statements of Changes in Shareholders' Equity/Partners'
            Capital (Deficit) - Years ended December 31, 1997, 1996 and 1995                           21

            Consolidated Statements of Cash Flows - Years ended December 31,
            1997, 1996 and 1995                                                                        22

            Notes to Consolidated Financial Statements                                                 24

(a) 2.      Financial Statement Schedules
            -----------------------------

            Schedule II - Valuation and Qualifying Accounts three years ended
            December 31, 1997                                                                          44

            Schedule III - Real Estate and Accumulated Depreciation and Notes to
            Schedule - December 31, 1997                                                               45

            Schedule IV - Mortgage Loans of Real Estate at December 31, 1997                           47

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

(10Z)       Management Agreement between the Company, Insured I, Insured II, the
            OP and the Property Manager dated October 1, 1997 (filed herewith)                        48

21          List of Subsidiaries (incorporated by reference to the Company's
            Current Report on Form 8-K, filed with the Commission on March 19,
            1998)

27          Financial Data Schedule (filed herewith)                                                  63

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


/s/ Richard A. Palermo    Vice President, Treasurer, Controller
----------------------    and Chief Accounting Officer             March 30, 1998
Richard A. Palermo

                       AEGIS REALTY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                     Balance at      Additions
Year Ended                                           Beginning       During        Deduction-      Balance at
December 31                Name                      of Period*      Year*         Write-offs*   End of Period
-----------    -------------------------------       ----------      -----         -----------   -------------

     1997      Allowance for Doubtful Accounts        $303,000       $ 700,000     $ (69,000)       $304,000
     1996      Allowance for Doubtful Accounts        $509,000       $  58,000     $(264,000)       $303,000
     1995      Allowance for Doubtful Accounts        $312,000       $ 248,000     $ (51,000)       $509,000

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