Form 10-Q
period 1998-03-31
AEGIS REALTY INC
filed 1998-05-15
CIK 1043324

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


                                        OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-13239


                                AEGIS REALTY, INC.
                                ------------------
              (Exact name of registrant as specified in its charter)



          Maryland                                              13-3916825
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                  10022
------------------------------------------                           -----------
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

Item 1.  Financial Statements

                        AEGIS REALTY, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                    (Unaudited)

                                                     ------------ ------------
                                                       March 31,  December 31,
                                                         1998         1997
                                                     ------------ ------------
ASSETS
Real estate, net                                     $ 98,141,340 $ 94,638,187
Investment in partnerships                              5,288,915    9,296,088
Mortgage loans receivable                              30,911,941   30,980,995
Loan receivable from affiliate                          3,060,000    3,060,000
Cash and cash equivalents                              10,219,773    6,728,050
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $424,000 and $304,000,
   respectively                                           991,994    1,169,526
Deferred costs, net                                     2,070,971    2,179,373
Other assets                                              718,745      587,109
                                                     ------------ ------------

   Total Assets                                      $151,403,679 $148,639,328
                                                     ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                     $ 21,082,536 $ 18,544,242
   Accounts payable and other liabilities               1,965,242    1,871,394
   Due to Advisor and affiliates                          328,709      507,835
   Distributions payable                                1,943,415    1,943,415
                                                     ------------ ------------

   Total Liabilities                                   25,319,902   22,866,886
                                                     ------------ ------------

Minority interest of unitholders in the OP                729,124      727,431
                                                     ------------ ------------

Commitment and Contingencies

Shareholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized;
     8,050,727 shares issued and outstanding               80,507       80,507
   Additional paid in capital                         125,442,682  125,476,308
   Distributions in excess of net income                 (168,536)    (511,804)
                                                     ------------ -------------

   Total Shareholders' Equity                         125,354,653  125,045,011
                                                     ------------ -------------

   Total Liabilities and Shareholders' Equity        $151,403,679 $148,639,328
                                                     ============ ============

          See accompanying notes to consolidated financial statements

                        AEGIS REALTY, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                    (Unaudited)

                                                        -----------------------
                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          1998           1997
                                                        ---------   -----------
Revenues:

   Rental income                                       $2,723,985   $1,942,476
   Recovery of common area maintenance charges            226,623      207,120
   Real estate tax reimbursements                         291,444      260,207
   Income from equity investments                         142,121            0
   Interest income                                        704,121       10,817
   Other                                                   48,813       50,264
                                                       ----------   -----------

   Total revenues                                       4,137,107    2,470,884
                                                       ----------   -----------

Expenses:

   Repairs and maintenance                                273,858      274,598
   Real estate taxes                                      371,607      268,893
   Interest                                               365,560      122,124
   General and administrative                             602,185      233,535
   Depreciation and amortization                          759,772      619,799
   Minority interest in income of the OP                   13,130            0
   Other                                                  255,446      (45,295)
                                                       ----------   -----------

   Total expenses                                       2,641,558    1,473,654
                                                       ----------   -----------

Income before gain on sale of investment                1,495,549      997,230

Gain on sale of investment in partnership                 779,893            0
                                                       ----------   ------------

Net income                                             $2,275,442   $  997,230
                                                       ==========   ===========

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                   Common Stock           Additional    Distributions
                               ---------------------       Paid-in      in Excess of
                               Shares        Amount        Capital       Net Income         Total
                               ------        ------        -------       ----------         -----
Balance at
   January 1, 1998             8,050,727  $   80,507   $125,476,308    $  (511,804)     $125,045,011

Net income                             0           0              0      2,275,442         2,275,442
Consolidation costs                    0           0        (33,626)             0           (33,626)
Distributions                          0           0              0     (1,932,174)       (1,932,174)
                               ---------   ---------   ------------    -----------      ------------

Balance at
   March 31, 1998              8,050,727   $  80,507   $125,442,682    $  (168,536)     $125,354,653
                               =========   =========   ============    ===========      ============

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        -----------------------
                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          1998           1997
                                                        ---------   -----------
Cash flows from operating activities:
Net income                                             $2,275,442   $  997,230
                                                       ----------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment in partnership             (779,893)           0
   Depreciation and amortization                          806,074      619,799
   Minority interest in income of OP                       13,130            0
   Distributions from equity investments
     in excess of income                                   41,421            0
   Changes in assets and liabilities:
   Decrease in accounts receivable-tenants                 57,378      106,298
   Increase (decrease) in allowance for
     doubtful accounts                                    120,154     (195,451)
   Increase in other assets                              (131,636)     (27,760)
   (Decrease) increase in due to Advisor,
     general partners and affiliates                     (179,126)      23,241
   Increase (decrease) in accounts payable and
     other liabilities                                     93,848       (9,907)
                                                      -----------   ----------
     Total adjustments                                     41,350      516,220
                                                      -----------   ----------

   Net cash provided by operating activities            2,316,792    1,513,450
                                                      -----------   ----------

Cash flows from investing activities:
   Proceeds from sale of investment in partnership      4,727,500            0
   Improvements to real estate                            (75,968)      (5,333)
   Acquisitions of real estate                         (1,404,298)           0
   Leasing commissions paid                               (11,633)     (22,863)
   Principal payments received on mortgage loans           40,897            0
                                                      -----------   -----------

   Net cash provided by (used in) investing activities  3,276,498      (28,196)
                                                      ------------  -----------

Cash flows from financing activities:
   Repayments of notes payable                         (2,048,787)    (256,802)
   Proceeds from notes payable                          2,000,000            0
   Distributions paid                                  (1,932,174)    (909,092)
   Increase in deferred loan costs                        (75,543)           0
   Decrease in minority interest                          (11,437)           0
   Consolidation costs paid                               (33,626)           0
                                                      -----------   -----------
   Net cash used in financing activities               (2,101,567)  (1,165,894)
                                                      -----------   -----------

                                                                     (continued)

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      -------------------------
                                                          Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                          1998         1997
                                                      -----------  ------------
Net increase in cash and cash equivalents               3,491,723      319,360

Cash and cash equivalents at beginning of period        6,728,050    2,398,013
                                                      -----------  -----------

Cash and cash equivalents at end of period            $10,219,773   $2,717,373
                                                      ===========  ===========

Supplemental information:
   Interest paid                                      $   290,034  $   123,459
                                                      ===========  ===========

Supplemental disclosure of noncash
   investing and financing activities:

Note payable assumed in acquistion of real estate       2,587,081            0
                                                      ===========  ===========

Distributions declared                                $(1,932,174  $(1,017,910)
Increase in distributions payable
   to shareholders                                              0      108,818
                                                      -----------  -----------

Distributions paid                                    $(1,932,174) $  (909,092)
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of March 31, 1998, the Company owned a portfolio of seventeen retail properties, holds partnership interest in one suburban garden apartment property and holds three FHA insured participating mortgages secured by suburban garden apartment properties.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-traded limited partnerships, Summit Insured Equity ("Insured I"), Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured, L.P. (the "Partnerships"). The Partnerships were co-sponsored by an affiliate of Related Capital Company ("Related"). Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and subsidiaries and, prior to October 1, 1997, Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their limited partnership interest in each Partnership.

The Company has engaged Related Aegis LP, a Delaware limited partnership and an affiliate of Related (the "Advisor"), to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "OP"), of which the Company is the sole general partner and holder of 99.42% of the units of partnership interest (the "OP Units"). The balance of the OP Units are currently held by affiliates of Related.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Results of operations and other operating financial data for the Company for the three months ended March 31, 1997 is only with respect to Insured I.

Basic income per share in the amount of $.28 is computed based on the net income for the three months ended March 31, 1998 ($2,275,442), divided by the weighted average number of shares outstanding for the period (8,050,727). Net income per unit information for 1997 is not presented because it is not indicative of the Company's continuing capital structure.

Diluted net income per share, which would reflect conversion of the minority interests' OP Units into an additional 46,836 shares of common stock, is the same as basic income per share because the earnings of an OP unit are equivalent to the earnings of a share of common stock.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A-1 for the year ended December 31, 1997.

Certain reclassifications have been made to prior year amounts to conform with current year's presentation.

Note 2 - Real Estate

The components of real estate are as follows:

                                                      March 31,    December 31,
                                                        1998           1997
                                                   ------------   -------------
Land                                               $ 28,196,021   $ 27,622,941
Buildings and improvements                           86,911,073     83,419,863
                                                   ------------   ------------

                                                    115,107,094    111,042,804
Less:  Accumulated depreciation                     (16,965,754)   (16,404,617)
                                                   ------------   ------------

                                                   $ 98,141,340   $ 94,638,187
                                                   ============   ============


On March 31, 1998, the Company purchased one shopping center, Barclay Place, for a purchase price of $3,800,000, not including acquisition fees and expenses of approximately $188,000. A mortgage note payable of $2,587,081 was assumed in connection with this acquisition.

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at March 31, 1998. However, the carrying value of certain properties may be in excess of their fair value as of such dates.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


Note 3 - Deferred Costs

The components of deferred costs are as follows:

                                                       March 31,    December 31,
                                                         1998          1997
                                                       ----------   ----------
Deferred insurance costs                               $6,005,804   $6,005,804
Deferred loan costs                                     1,021,243      945,700
Deferred leasing commissions                              814,144      809,941
                                                       ----------   ----------

                                                        7,841,191    7,761,445
Less:  Accumulated amortization                        (5,770,220)  (5,582,072)
                                                       ----------   ----------

                                                       $2,070,971   $2,179,373
                                                       ==========   ==========

Note 4 - Investments in Partnerships

The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated the Chateau Creste apartment complex in Kirkland, Washington. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale resulting in a gain.

Note 5 - Mortgage Loans Receivable

The present owner of the Cross Creek property, Walsh/Cross Creek Limited Partnership ("Walsh/Cross Creek"), acquired title to the property upon the default of the original developer. Significant interests in Walsh/Cross Creek are held by affiliates of the Advisor. In 1988, the Company made a loan of $3,060,000 to Walsh/Cross Creek (the "Cross Creek Loan") to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bears interest at the prime rate plus 1% (9.5% at March 31, 1998) and is due on January 1, 2030 or on the occurrence of certain events. The amount loaned to Walsh/Cross Creek is classified as a loan receivable from affiliate and is anticipated to be repaid from cash flows from the Cross Creek property. Stephen M. Ross holds a majority interest in the Advisor and has guaranteed the repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement") to the Company, subject to certain conditions.

In accordance with the Guarantee Agreement and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $75,000 for the three months ended March 31, 1998 and $3,613,546, cumulatively), then to additional interest, default rate and

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

Note 6 - Related Party Transactions

Aegis Realty, Inc. (After the Consolidation)
--------------------------------------------
Pursuant to the Advisory Agreement, the Advisor receives (i) acquisition fees equal to 3.75% of the acquisition prices of properties acquired; (ii) mortgage selection fees based on the principal amount of Mortgage Loans funded; (iii) asset management fees equal to .375% of the total invested assets of the Company; (iv) a liquidation fee based on the gross sales price of the assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Advisor on behalf of the Company.

The Company's seventeen properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor.

The costs incurred to related parties for the three months ended March 31, 1998 were as follows:


Acquisition fees                               $143,829
Expense reimbursement                            15,302
Property management fees                        179,793
Asset management fee                            147,302
                                               --------
                                               $486,226
                                               ========

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

The expenses incurred to related parties for the three months ended March 31, 1997 were as follows:

Expense reimbursement                          $ 20,182
Property management fees                        104,062
                                               --------
                                               $124,244
                                               ========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


The distributions earned by the general partners of Insured I for the three months ended March 31, 1997 were as follows:

Special Distributions                          $108,818
Regular Distributions of Adjusted Cash
  from Operations                                 9,091
                                               --------
                                               $117,909
                                               ========

Note 7 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Phase I Environmental Site Assessments were undertaken on all of the Company's properties in conformance with requirements for closing the senior revolving credit facility with BankBoston. In certain cases, additional Phase II site investigations were also undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at any of the Company's properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property determined that there were detectable levels of certain hazardous materials above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Propery management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.


Note 8 - Subsequent Event

On April 22, 1998 the Company acquired The Village at Waterford, a 76,929-square foot neighborhood shopping center located in Midlothian, Va., for $6.25 million. The Village at Waterford is anchored by Winn Dixie, is currently 100% leased and is located in an upscale suburban planned unit development located six miles from Richmond.

The acquisition was financed with $2.15 million of proceeds from the senior revolving credit facility with BankBoston and the assumption of $4.1 million of existing debt on the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

When  used  in this  quarterly  report  on  form  10-Q,  the  words  "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on form 10-Q pursuant to the "safe harbor" provision of the private securities litigation reform act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources
-------------------------------

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of March 31, 1998, the Company owned a portfolio of seventeen retail properties (the "Retail Properties") containing a total of approximately 1.6 million gross leaseable square feet ("GLA"), holds a partnership interest in one suburban garden apartment property (the "Multifamily Property"), holds three FHA insured participating mortgages secured by suburban garden apartment properties (the "FHA Mortgages") and has net assets of approximately $125,355,000. On March 31, 1998, the Company purchased one shopping center, Barclay Place, for a purchase price of $3,800,000, not including acquisition fees and expenses of approximately $188,000. A mortgage note payable of $2,587,081 was assumed in connection with this acquisition.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-traded limited partnerships, Summit Insured Equity ("Insured I"), Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured, L.P. (the "Partnerships"). The Partnerships were co-sponsored by an affiliate of Related Capital Company ("Related").

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

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of stabilized non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale resulting in a gain.

Finally, the Company will encourage the Advisor, Property Manager, Related and their respective affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of the management with that of the Company and to demonstrate that the Advisor and Property Manager have a long-term commitment to the success of the Company.

The Company's growth will be financed through proceeds of an expandable $40 million senior revolving credit facility with BankBoston, the issuance of REIT shares or OP units in exchange for real estate, funds generated from operations in excess of dividend payments and private placements of equity. Although the credit facility may be increased, the Company's conservative financial strategy dictates leverage of no more than 50% of the value of the Company's market capitalization.

As a REIT, Aegis is required to distribute at least 95% of its taxable income to maintain REIT status. Funds generated from operations are expected to be more than sufficient to allow the Company to meet this requirement. For the quarter ended March 31, 1998 the distribution represented approximately 85% of taxable income. The company intends to maintain a dividend policy in the future whereby it distributes 95% - 100% of taxable income annually, but no more than 90% of FFO.

The stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i) Geographic diversity of its portfolio of real estate and mortgage notes receivable

(ii) 55% of total revenues (excluding gain on sale of investment in partnerships) are earned from shopping center anchor tenants which are national credit tenants and from interest payments on FHA-insured mortgage notes receivable.

(iii) No single asset accounts for more than 10% of total revenue.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation

(v) Leases that provide for increases in rents based on a percentage of tenants' sales

(vi) Mortgage notes receivable that are substantially guaranteed by FHA and a co-insurer and that provide for participation in increases in operating results and market values of the underlying collateral

During the three months ended March 31, 1998, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $3,492,000. This increase was primarily due to cash provided by operating activities ($2,317,000) and proceeds from the sale of Dominion ($4,728,000) which exceeded acquisitions of and improvements to real estate ($1,480,000), distributions paid ($1,932,000) and an increase in deferred loan costs ($76,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of investment in partnerships ($780,000) and depreciation and amortization ($806,000).

The Company maintains adequate cash reserves to provide for all major repairs, replacements and tenant improvements on its real estate and anticipates that cash generated from operations will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) In prior years, the Company made the Cross Creek Loan to Walsh/Cross Creek to enable it to complete construction and to fund operating deficits. Stephen M. Ross, who holds a majority interest in the Advisor, has guaranteed repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement"). Mr. Ross remains in compliance with his obligations under the Guarantee Agreement. However, significant portions of his assets are in the form of partnership interests and corporate stock which are pledged or are otherwise illiquid. Furthermore, a significant portion of the cash flow which Mr. Ross would otherwise be expected to receive from his business operations is presently pledged to meet other obligations. Mr. Ross also has contingent liabilities that, if simultaneously called upon, could result in Mr. Ross having insufficient liquid assets to meet all of his current liabilities. There can be no assurance that Mr. Ross will have the liquidity necessary to continue to comply with his obligations under the Guarantee Agreement.

(ii) FAI, Ltd. Weatherly Walk Apartments ("Weatherly Walk") and Walsh/Cross Creek have in the past experienced recurring operating losses, working capital deficiencies and negative cash flows which raised concerns of a potential default on the related Mortgage Loans and Equity Loans. With respect to Weatherly Walk, the Fayetteville, Georgia market has improved and the partnership which owns the property is no longer experiencing operating deficits, working capital deficiencies or negative cash flows and it is currently meeting its operating obligations including required Mortgage Loan payments. With respect to Cross Creek, which continues to experience recurring operating losses, as indicated above, Stephen M. Ross has guaranteed the performance of all obligations for the payment of interest (at 8.95%) and principal of the Mortgage Loan together with the Equity Loan and has contributed $75,000 during 1998 ($3,613,546 cumulatively) to cover operating losses and working capital deficiencies, allowing this property to meet all required Mortgage Loan payments.

(iii) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of May 1, 1998, this space has not been re-leased.

(iv) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of May 1, 1998, this space has not been re-leased.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 7 to the financial statements.

The Company has received $137,000 in 1998 from contingent payments from its investments in real estate. These payments are generally reflected in income when received and although there can be no assurance that the Company will realize such payments in the future, the Company provides for participation in the upside of its investments through percentage rents and participations in the upside of underlying collateral for its mortgage notes receivable.

In January 1998 and May 1998, distributions of $1,932,174 (.24 per share) which were declared in December 1997 and March 1998 were paid to the shareholders from cash flow from operations for the quarters ended December 31, 1997 and March 31, 1998, respectively.

Results of Operations
---------------------

For the three months ended March 31, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Insured I with three other Partnerships on October 1, 1997, which resulted in the formation of the Company. The Company's results of operations for the three months ended March 31, 1998 consisted primarily of the results of the Company's investment in sixteen shopping centers, two garden apartment complexes, three participating FHA co-insured Mortgage Loans and a gain on sale of an investment in one garden apartment complex. The Company's results of operations for the three months ended March 31, 1997 consisted primarily of the results of the Company's investment in eleven shopping centers.

Other
-----

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), applicable to common shares excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amount of $37,093. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

Funds available for distribution ("FAD") represents FFO plus recurring principal receipts from mortgage loans less reserves for lease commissions, capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

FFO, as calculated in accordance with the NAREIT definition, and FAD for the quarter ended March 31, 1998 is summarized in the following table.


Net  income                                                          $2,275,442
Gain on sale of  investment  in  partnership                           (779,893)
Depreciation and amortization of real property                          645,737
Amortization of insurance contract                                      150,145
Proportionate  share of  adjustments to equity in income from
equity investments to arrive at funds from operations                    74,153
                                                                     ----------
Funds from operations                                                 2,365,584

Amortization of deferred financing costs                                 10,192
Principal payments received on mortgage loans                            40,897
Straight-lining of property rentals for rent escalations                (37,093)
Improvements to real estate                                             (75,968)
Principal repayments of notes payable                                   (48,787)
Leasing commissions paid                                                (11,633)
                                                                     ----------
Funds available for distribution                                     $2,243,192
                                                                     ==========

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities  - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           27 Financial Data Schedule (filed herewith).


       (b) Reports on Form 8-K:

           Current report on Form 8-K relating to the resignation of one officer and the election of one officer was dated February 6, 1998 and was filed on March 19, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  May 14, 1998                 By: ------------------------------
                                        Alan P. Hirmes
                                        Senior Vice President
                                        (Principal Financial Officer)



Date:  May 14, 1998                 By: ------------------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  May 14, 1998                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Senior Vice President
                                        (Principal Financial Officer)



Date: May 14, 1998                  By: /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)