Form 10-Q
period 1998-06-30
AEGIS REALTY INC
filed 1998-08-14
CIK 1043324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                        OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13239


                               AEGIS REALTY, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                           13-3916825
             --------                                           ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

   625 Madison Avenue, New York, New York___                      10022
   -----------------------------------------                      -----
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----    -----

                                     PART I

Item 1.  Financial Statements

                        AEGIS REALTY, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                    (Unaudited)

                                                       June 30,   December 31,
                                                        1998         1997
                                                        ----         ----
ASSETS
Real estate, net                                     $117,854,042 $ 94,638,187
Investment in partnerships                              5,277,082    9,296,088
Mortgage loans receivable                              11,728,020   30,980,995
Loan receivable from affiliate                                  0    3,060,000
Cash and cash equivalents                              21,849,759    6,728,050
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $500,000 and $304,000,
   respectively                                           869,462    1,169,526
Deferred costs, net                                     2,294,323    2,226,832
Other assets                                              687,779      539,650
                                                      ------------ -----------

   Total Assets                                      $160,560,467 $148,639,328
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                     $ 29,176,753 $ 18,544,242
   Accounts payable and other liabilities               2,255,143    1,871,394
   Due to Advisor and affiliates                          278,553      507,835
   Distributions payable                                1,950,764    1,943,415
                                                     ------------ ------------

   Total Liabilities                                   33,661,213   22,866,886
                                                     ------------ ------------

Minority interest of unitholders in the
   Operating Partnership                                1,956,874      727,431
                                                     ------------ ------------

Commitment and Contingencies

Shareholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,051,159 and
     8,050,727 shares issued and outstanding,
     respectively                                          80,511       80,507
   Additional paid in capital                         125,439,757  125,476,308
   Distributions in excess of net income                (577,888)     (511,804)
                                                     ------------ ------------

   Total Shareholders' Equity                         124,942,380  125,045,011
                                                     ------------ ------------

   Total Liabilities and Shareholders' Equity        $160,560,467 $148,639,328
                                                     ============ ============

            See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                    Three Months Ended      Six Months Ended
                                        June 30,                  June 30,
                                 ----------------------    -------------------
                                     1998          1997       1998       1997
                                     ----          ----       ----       ----

Revenues:

  Rental income                     $2,933,050  $1,710,067  $5,657,035  $3,652,543
  Recovery of common area
  maintenance charges                  390,142     207,119     616,765     414,239
  Real estate tax reimbursements       620,619     260,207     912,063     520,414
  Income from equity investments        81,467           0     223,588           0
  Interest income                      663,096      14,049   1,367,217      24,866
  Other                                 32,611      52,347      81,424     102,611
                                    ----------   ---------   ---------   ---------

  Total revenues                     4,720,985   2,243,789   8,858,092   4,714,673
                                    ----------   ---------   ---------   ---------

Expenses:

  Repairs and maintenance              236,934     257,124     510,792     531,722
  Real estate taxes                    414,866     268,894     786,473     537,787
  Interest                             470,691     124,311     836,251     246,435
  General and administrative           819,785     259,313   1,421,970     492,848
  Depreciation and amortization        892,386     621,466   1,652,158   1,241,265
  Minority interest in income of
      the Operating Partnership         14,877           0      28,007           0
  Other                                348,519     345,312     603,965     300,017
                                    ----------   ---------   ---------   ---------

    Total expenses                   3,198,058   1,876,420   5,839,616   3,350,074
                                    ----------   ---------   ---------   ---------

Income before gain on sale of
  investment                         1,522,927     367,369   3,018,476   1,364,599

Gain on sale of investment in
  partnership                              0           0       779,893           0
                                  ----------   ---------     ---------  ----------

Net income                        $1,522,927   $ 367,369    $3,798,369  $1,364,599
                                  ==========   =========    ==========  ==========

            See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                Additional     Distributions
                             Common Stock         Paid-in       in Excess of
                          Shares      Amount      Capital        Net Income      Total
                          ------      ------      -------        ----------      -----

Balance at
  January 1, 1998       8,050,727   $80,507   $ 125,476,308    $  (511,804)   $ 125,045,011

Net income                      0         0               0      3,798,369        3,798,369
Consolidation costs             0         0         (41,547)             0          (41,547)
Issuance of shares of
  common stock                432         4           4,996              0            5,000
Distributions                   0         0               0     (3,864,453)      (3,864,453)
                        ---------   -------   -------------    -----------    -------------

Balance at
  June 30, 1998         8,051,159   $80,511   $ 125,439,757    $  (577,888)   $ 124,942,380
                        =========   =======   =============    ===========    =============

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                       1998          1997
                                                                   ------------    -----------
Cash flows from operating activities:
Net income                                                         $  3,798,369    $ 1,364,599
                                                                   ------------    -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of investment in partnership                            (779,893)             0
  Loss on repayment of mortgage loan receivable                          72,967              0
  Depreciation and amortization                                       1,735,900      1,241,265
  Minority interest in income of
    the Operating Partnership                                            28,007              0
  Distributions from equity investments
    in excess of income                                                  42,574              0
  Changes in assets and liabilities:
  Decrease in accounts receivable-tenants                               103,661         25,659
  Increase in allowance for doubtful accounts                           196,403         33,358
  (Increase) decrease in other assets                                  (148,129)        12,513
  (Decrease) increase in due to Advisor,
    general partners and affiliates                                    (229,282)        19,008
  Increase in accounts payable and
    other liabilities                                                   383,749         27,713
                                                                   ------------    -----------
    Total adjustments                                                 1,405,957      1,359,516
                                                                   ------------    -----------

  Net cash provided by operating activities                           5,204,326      2,724,115
                                                                   ------------    -----------

Cash flows from investing activities:
  Proceeds from sale of investment in partnership                     4,727,500              0
  Improvements to real estate                                          (109,334)       (10,583)
  Acquisitions of real estate                                       (16,414,814)             0
  Increase in deferred acquisition expenses                            (134,169)             0
  Leasing commissions                                                   (54,067)       (71,790)
  Principal payments received on mortgage loans                      19,125,091              0
  Repayment of loan receivable from affiliate                         3,060,000              0
                                                                   ------------    -----------

  Net cash provided by (used in) investing activities                10,200,207        (82,373)
                                                                   ------------    -----------

Cash flows from financing activities:
  Repayments of notes payable                                       (11,268,137)      (302,332)
  Proceeds from notes payable                                        15,250,000              0
  Issuance of shares of common stock                                      5,000              0
  Distributions paid                                                 (3,864,348)    (1,927,003)
  Increase in deferred loan costs                                      (341,034)             0
  Decrease in minority interest                                         (30,002)             0
  Consolidation costs                                                   (41,547)             0
  Increase in distributions payable to minority interest                  7,244              0
                                                                                   -----------
  Net cash used in financing activities                                (282,824)    (2,229,335)
                                                                   ------------    -----------

                                                                                 (continued)


           See accompanying notes to consolidated financial statements


                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                               1998           1997
                                                       ------------    -----------
   Net increase in cash and cash equivalents             15,121,709        412,407

  Cash and cash equivalents at beginning of period        6,728,050      2,398,013
                                                       ------------    -----------

  Cash and cash equivalents at end of period           $ 21,849,759    $ 2,810,420
                                                       ============    ===========

Supplemental information:
  Interest paid                                        $    692,905    $   248,121
                                                       ============    ===========

 Supplemental disclosure of noncash
   investing and financing activities:

  Note payable assumed in acquisition of real estate   $  6,650,648    $         0
                                                       ============    ===========

  Real estate acquired for units
    in the Operating Partnership                       $  1,231,438    $         0
                                                       ============    ===========

Distributions declared                                 $ (3,864,453)   $(2,035,821)

Increase in distributions payable
  to shareholders/general partners                              105        108,818
                                                       ------------    -----------

Distributions paid                                     $ (3,864,348)   $(1,927,003)
                                                       ============    ===========

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of June 30, 1998, the Company owned a portfolio of twenty retail properties, holds a partnership interest in one suburban garden apartment property and holds two FHA insured participating mortgages secured by suburban garden apartment properties.

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

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 98.27% of the units of partnership interest (the "OP Units") at June 30, 1998. Also, at June 30, 1998 1.16% and .57% of the OP Units are currently held by the seller of Governor's Square and by affiliates of Related, respectively.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, is deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership. No goodwill was recorded in the Consolidation. Results of operations and other operating financial data for the Company for the three and six months ended June 30, 1997 is only with respect to Insured I.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

and its cash flows for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Certain reclassifications have been made to prior year amounts to conform with the current year's presentation.

Note 2 - Real Estate

The components of real estate are as follows:


                                                        June 30,    December 31,
                                                          1998         1997
                                                          ----         ----
Land                                                 $ 31,122,909  $27,622,941
Buildings and improvements                            104,323,263   83,419,863
                                                      -----------  -----------

                                                      135,446,172  111,042,804
Less:  Accumulated depreciation                       (17,592,130) (16,404,617)
                                                     ------------  -----------

                                                     $117,854,042 $ 94,638,187
                                                     ============ ============

During the period January 1, 1998 through June 30, 1998 the Company acquired four neighborhood shopping centers for an aggregate purchase price of $23,350,000, not including acquisition fees and expenses of approximately $904,000. The acquisitions were accounted for under the purchase method of accounting and financed through proceeds of an expandable $40 million senior revolving credit facility with BankBoston, the assumption of $6,650,648 of existing debt with respect to two of the acquisitions and the issuance of 94,726 OP Units valued at $1,231,438 with respect to one of the acquisitions. Further information regarding the four acquisitions is as follows:


                                      Purchase                                          % Square
                                       Price/                                  Gross       Feet
   Name, Type of                     Acquisition    Assumption                Leasable   Leased at     Main
   Property and             Date      Fees and     of Existing    OP Units/    Square      Date of    Anchor
     Location             Purchased    Expenses       Debt         Value        Feet      Purchase    Tenant
-----------------         --------- ------------   ------------  ---------    --------    --------    ------

Barclay Place             3/31/98   $3,800,000     $2,587,081                  81,459       85%       Food Lion
  Lakeland, FL                         198,989

Village At                4/22/98   $6,250,000     $4,063,567                  79,162      100%       Winn
  Waterford                            260,255                                                        Dixie
  Midlothian, VA

Governor's Square        5/28/98     8,200,000                     94,726(a)  183,340       83%       Big Lots
  Montgomery, AL                       246,402                 $1,231,438

Marion                   6/25/98     5,100,000                                163,970       83%       Roses,
  City Square                          198,294                                                        Bi-Lo &
  Marion, NC                                                                                          CVS

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(a) The OP Units are convertible to shares of common stock of the Company on a one-to-one basis, subject to adjustment, on the one year anniversary of the closing date. The OP Units were issued at an agreed upon value of $13 per share. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the Average Price Per Share (the "Average Price Per Share", as defined below) is less than $13.00, the Company is obligated to issue additional OP Units to the seller in the amount of the difference between (i) the quotient obtained by dividing $1,231,438 by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) 94,726. The Average Price Per Share shall mean, with respect to any given date, the average final closing price per share of the common stock of the Company as such closing price is set forth in the Wall Street Journal, American Stock Exchange Composite Transactions section, under the column "Close", unless otherwise unavailable or inaccurate, during the twenty trading day period ending on such date.

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at June 30, 1998. However, the carrying value of certain properties may be in excess of their fair value as of such dates.

Note 3 - Deferred Costs

The components of deferred costs are as follows:

                                                       June 30,    December 31,
                                                         1998           1997
                                                         ----           ----
Deferred insurance costs                               $6,005,804   $6,005,804
Deferred loan costs                                     1,286,734      945,700
Deferred leasing commissions                              842,923      809,941
Deferred acquisition expenses                             181,628       47,459
                                                       ----------  -----------

                                                        8,317,089    7,808,904
Less:  Accumulated amortization                        (6,022,766)  (5,582,072)
                                                       ----------   ----------

                                                       $2,294,323   $2,226,832
                                                       ==========   ==========

Note 4 - Investments in Partnerships

The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated the Chateau Creste apartment complex in Kirkland, Washington. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale.

Note 5 - Mortgage Loans Receivable

On June 24, 1998 Walsh/Cross Creek L.P. (the "Owner"), the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 mil-

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

lion. The Owner then fully repaid its outstanding debt due to the Company totaling $22,199,045 including a $16,971,528 FHA first mortgage loan, a $1,783,900 equity loan, a $3,060,000 additional loan made by the Company to the Owner, a $286,948 prepayment penalty due the Company on the FHA loan and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $72,967 which is included in other expenses. In July 1998, the Company used the repayment proceeds to reduce its outstanding debt under the $40 million senior revolving credit facility from BankBoston.

The interest income on the Cross Creek receivable recognized for the three and six months ended June 30, 1998 was $404,661 and $837,802, respectively.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

NOTE 6 - Notes Payable

As of June 30, 1998, the Company had notes payable with outstanding balances totaling $29,176,753. Further information regarding the notes is as follows:

                   Date of               Monthly
                    Note/                Payment      Outstanding
                  Maturity  Interest   of Principal     Balance
Noteholder         Date       Rate     and Interest    at 6/30/98   Collateral
----------         ----       ----     ------------    ----------   ----------

New York Life
  Insurance       7/11/95      9.25%   $55,984         $5,070,531    Forest Park &
  Company         6/10/00                                            Highland Fair

BankBoston, N.A.  12/30/97     (a)     Interest        17,475,000(b) Kokomo Plaza,
                  12/30/00             only                          Town West,
                                                                     Applewood Centre,
                                                                     Winery Square,
                                                                     Southaven,
                                                                     Pinehurst,
                                                                     Weatherly Walk &
                                                                     Woodgate Manor

Heller
Financial, Inc.   6/24/97(c)   8.50%   $19,992          2,582,047    Barclay Place
                  7/1/17

Nomura           10/28/97(d)   7.54%   $33,130          4,049,175    Village At
Asset Capital    11/11/22                                            Waterford
Corporation                                           -----------
                                                      $29,176,753
                                                      ===========

(a) The interest rate under the Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The rate at June 30, 1998 was 7.25%.

(b) Balance of a $40 million senior revolving credit facility.

(c) Note was assumed upon purchase of the property by the Company on March 31, 1998.

(d) Note was assumed upon purchase of the property by the Company on April 22, 1998.

Note 7 - Related Party Transactions

Aegis Realty, Inc. (After the Consolidation)
Pursuant to the Advisory Agreement, the Advisor receives (i) acquisition fees equal to 3.75% of the acquisition prices of properties acquired; (ii) mortgage selection fees based on the principal amount of mortgage loans funded; (iii) asset management fees equal to .375% of the total invested assets of the Company; (iv) a liquidation fee based on the gross sales price of the assets

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Advisor on behalf of the Company.

The Company's twenty properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor.

Each independent director is entitled to receive compensation for serving as a director at the rate of $5,000 per year in cash and shares of common stock having an aggregate value of $10,000, based on the fair market value at the date of issuance. On June 4, 1998, 216 shares, having an aggregate value of $2,500, were issued to each independent director relating to their services for the quarter ended December 31, 1997.

The costs incurred to related parties for the three and six months ended June 30, 1998 were as follows:


                             Three Months Ended        Six Months Ended
                                June 30, 1998            June 30, 1998
                             --------------------     ------------------
Acquisition fees                $  733,559             $  877,388
Expense reimbursement               87,001                102,303
Property management fees           196,301                376,094
Asset management fee               154,092                301,394
Directors' fees                      7,500                 22,500
                                ----------             ----------

                                $1,178,453             $1,679,679
                                 =========              =========

Insured I (Prior to the Consolidation)
Prior to the Consolidation, the general partners of Insured I were Related Insured Equity Associates, Inc., a Delaware corporation and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The general partners of Insured I managed and controlled the affairs of Insured I prior to the Consolidation.

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

The expenses incurred to related parties for the three and six months ended June 30, 1997 were as follows:


                             Three Months Ended        Six Months Ended
                                June 30, 1998            June 30, 1998
                             --------------------     ------------------

Expense reimbursement             $ 28,209               $ 48,391
Property management fees           102,021                206,083
                                   -------                -------

                                  $130,230               $254,474
                                  ========               ========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The distributions earned by the general partners of Insured I for the three and six months ended June 30, 1997 were as follows:



                             Three Months Ended        Six Months Ended
                                June 30, 1998            June 30, 1998
                             --------------------     ------------------

Special Distributions             $108,818               $217,636
Regular Distributions of
  Adjusted Cash from
  Operations                         9,091                 18,182
                                  --------               --------

                                  $117,909               $235,818
                                  ========               ========

Note 8 - Earnings Per Share

Basic net income per share in the amount of $.19 and $.47 for the three and six months ended June 30, 1998, respectively, is computed based on the net income for the three and six months ended June 30, 1998 ($1,522,927 and $3,798,369, respectively), divided by the weighted average number of shares outstanding for the periods (8,050,855 and 8,050,791, respectively). Net income per unit information for 1997 is not presented because it is not indicative of the Company's continuing capital structure.

Diluted net income per share, which would reflect conversion of the minority interests' OP Units into an additional 141,562 shares of common stock, is the same as basic income per share because the earnings of an OP unit are equivalent to the earnings of a share of common stock.

Note 9 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Phase I Environmental Site Assessments were undertaken on all of the Company's properties in conformance with requirements for closing the senior revolving credit facility with BankBoston. In certain cases, additional Phase II site investigations were also undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at any of the Company's properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property determined that there were detectable levels of certain hazardous materials above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human expo-

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

sure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

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

Liquidity and Capital Resources

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of June 30, 1998, the Company owned a portfolio of twenty retail properties (the "Retail Properties") containing a total of approximately 2.0 million gross leaseable square feet ("GLA"), holds a partnership interest in one suburban garden apartment property (the "Multifamily Property"), holds two FHA insured participating mortgages secured by suburban garden apartment properties (the "FHA Mortgages") and has net assets of approximately $124,942,000.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-traded limited partnerships, Summit Insured Equity ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships"). The Partnerships were co-sponsored by an affiliate of Related Capital Company ("Related").

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock. The plan concentrates principally on three areas: i) external growth, ii) internal growth and iii) the increase in the amount of stock owned in the Company by affiliates of the Advisor and the Property Manager.

The Company's external growth will be accomplished through acquisitions, on an individual or bulk basis, of shopping centers. The Company believes that there are significant opportunities available to acquire under valued, under managed and/or under utilized neighborhood and community shopping centers. Unlike most small capitalization REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. Aegis will use its affiliation with Related to establish a national acquisition campaign. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition plan will allow the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company will seek to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company will generally seek to acquire only those centers that are expected to immediately increase FFO.

During the period January 1, 1998 through August 14, 1998 the Company acquired four neighborhood shopping centers for an aggregate purchase price of $23,350,000, not including acquisition fees and expenses of approximately $904,000. The acquisitions were financed through proceeds of a $40 million senior revolving credit facility with BankBoston, the assumption of $6,650,648 of existing debt with respect to two of the acquisitions and the issuance of 94,726 OP Units valued at $1,231,438 with respect to one of the acquisitions.

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals.

During 1998, the Company disposed of two non-core assets. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale. On June 24, 1998 Walsh/Cross Creek L.P. (the "Owner"), the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 million. The Owner then fully repaid its outstanding debt due to the Company totaling $22,199,045 including a $16,971,528 FHA first mortgage loan, a $1,783,900 equity loan, a $3,060,000 additional loan made by the Company to the Owner, a $286,948 prepayment penalty due the Company on the FHA loan and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $72,967 which is included in other expenses. The Company used the proceeds from its asset dispositions to reduce its outstanding debt under the credit facility from BankBoston.

Finally, the Company will encourage the Advisor and its affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of management with that of the Company and to demonstrate that the Advisor has a long-term commitment to the success of the Company.

The Company's growth will be financed through proceeds of a $40 million senior revolving credit facility with BankBoston, the issuance of REIT shares or OP units in exchange for real estate, funds generated from operations in excess of dividend payments and private placements of equity. Although the credit facility may be increased, the Company's conservative financial strategy dictates leverage of no more than 50% of the value of the Company's market capitalization.

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

The stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i) Geographic diversity of its portfolio of real estate and mortgage notes.

(ii) 57% of total revenues (excluding gain on sale of investment in partnerships) are earned from shopping center anchor tenants which are national credit tenants and from interest payments on FHA-insured mortgages.

(iii) No single asset accounts for more than 10% of total revenue.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

(vi) Mortgage notes that are substantially guaranteed by FHA and a co-insurer and that provide for participation in increases in operating results and market values of the underlying collateral.

During the six months ended June 30, 1998, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $15,122,000. This increase was primarily due to cash provided by operating activities ($5,204,000), proceeds from the sale of Dominion ($4,728,000), principal payments received on mortgage loans ($19,125,000), repayment of loan receivable from affiliate ($3,060,000) and net proceeds from notes payable ($3,982,000) which exceeded acquisitions of and improvements to real estate ($16,524,000), distributions paid ($3,864,000), an increase in deferred acquisition expenses ($134,000) and an increase in deferred loan costs ($341,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on sale of investment in partnerships ($780,000), a loss on repayment of Cross Creek debt ($73,000) and depreciation and amortization ($1,736,000).

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

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) FAI, Ltd. Weatherly Walk Apartments ("Weatherly Walk") has in the past experienced recurring operating losses, working capital deficiencies and negative cash flows which raised concerns of a potential default on the related Mortgage Loan and Equity Loan. However, the Fayetteville, Georgia market has improved and the partnership which owns the property is no longer experiencing operating deficits, working capital deficiencies or negative cash flows and it is currently meeting its operating obligations including required Mortgage Loan payments to the Company.

(ii) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of August 1, 1998, this space has not been re-leased.

(iii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of August 1, 1998, this space has not been re-leased.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 8 to the financial statements.

In August 1998 a distribution of $1,932,278 (.24 per share) which was declared in June 1998 was paid to the shareholders from cash flow from operations for the quarter ended June 30, 1998.

Results of Operations

For the three and six months ended June 30, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Insured I with three other Partnerships on October 1, 1997, which resulted in the formation of the Company, and the purchase of six shopping centers after the Consolidation. The Company's results of operations for the three and six months ended June 30, 1998 consisted primarily of the results of the Company's investment in twenty shopping centers, two garden apartment complexes, three participating FHA co-insured Mortgage Loans and a gain on sale of an investment in one garden apartment complex. The Company's results of operations for the three and six months ended June 30, 1997 consisted primarily of the results of Insured I's investment in eleven shopping centers.


Rental income increased approximately $1,223,000 and $2,004,000 for the three and six months ended June 30, 1998 as compared to 1997. $480,000 and $955,000 of the increase, respectively, was due to the three shopping centers acquired from Insured II in the Consolidation (the "Insured II Acquisitions"), and $614,000 and $887,000 of the increase, respectively, was due to the acquisition of six shopping centers after the Consolidation (the "New Acquisitions"). Excluding these acquisitions, rental income increased approximately $129,000 and $162,000 for the three and six months ended June 30, 1998 as compared to 1997.

Recovery of common area maintenance charges increased approximately $183,000 and $203,000 for the three and six months ended June 30, 1998 as compared to 1997. $52,000 and $63,000 of the increase, respectively, was due to the Insured II Acquisitions, and $55,000 and $80,000 of the increase, respectively, was due to the New Acquisitions. Excluding these acquisitions, recovery of common area maintenance charges increased approximately $76,000 and $60,000 for the three and six months ended June 30, 1998 as compared to 1997.

Real estate tax reimbursements increased approximately $360,000 and $392,000 for the three and six months ended June 30, 1998 as compared to 1997. $132,000 and $148,000 of the increase, respectively, was due to the Insured II Acquisitions, and $27,000 and $37,000 of the increase, respectively, was due to the New Acquisitions. Excluding these acquisitions, real estate tax reimbursements increased approximately $201,000 and $207,000 for the three and six months ended June 30, 1998 as compared to 1997.

Income from equity investments in the amounts of approximately $81,000 and 224,000, respectively, was recorded for the three and six months ended June 30, 1998 relating to the two partnership interests in Multifamily Properties acquired from Summit Preferred in the Consolidation.

Interest income increased approximately $649,000 and $1,342,000 for the three and six months ended June 30,1998 as compared to 1997. $625,000 and $1,279,000 of the increase, respectively, was due to interest income relating to the three FHA Mortgages and the Cross Creek Loan acquired from Eagle. Excluding such income, interest income increased approximately $24,000 and $63,000 for the three and six months ended June 30, 1998 as compared to 1997.

Repairs and maintenance decreased approximately $20,000 for both the three and six months ended June 30, 1998 as compared to 1997. Increases of $20,000 and $89,000 due to the Insured II Acquisitions and $42,000 and $56,000 due to the New Acquisitions were offset by an increase in plumbing repairs at Southhaven, an increase in sewer charges at Winery Square and an increase in landscaping expenses at Cactus Village and Winery Square which were three of the properties which were owned by the Company in both 1998 and 1997.

Real estate taxes increased approximately $146,000 and $249,000 for the three and six months ended June 30, 1998 as compared to 1997. $77,000 and $141,000 of the increase, respectively, was due to the Insured II Acquisitions, and $54,000 and $81,000 of the increase, respectively, was due to the New Acquisitions. Excluding these acquisitions, real estate taxes increased approximately $15,000 and $27,000 for the three and six months ended June 30, 1998 as compared to 1997.

Interest expense increased approximately $346,000 and $590,000 for the three and six months ended June 30,1998 as compared to 1997 primarily due to interest expense relating to the senior revolving credit facility with BankBoston.

General and administrative expenses increased approximately $560,000 and $929,000 for the three and six months ended June 30, 1998 as compared to 1997. $71,000 and $122,000 of the increase, respectively, was due to the Insured II Acquisitions, and $516,000 and $856,000 of the increase, respectively, was due to the New Acquisitions. Excluding these acquisitions, general and administrative expenses decreased approximately $27,000 and $49,000 for the three and six months ended June 30, 1998 as compared to 1997.

Depreciation and amortization increased approximately $271,000 and $411,000 for the three and six months ended June 30, 1998 as compared to 1997. $98,000 and $195,000 of the increase, respectively, was due to the Insured II Acquisitions, and $187,000 and $242,000 of the increase, respectively, was due to the New Acquisitions. Excluding these acquisitions, depreciation and amortization increased approximately $14,000 and $26,000 for the three and six months ended June 30, 1998 as compared to 1997.

Other expenses increased approximately $3,000 and $304,000 for the three and six months ended June 30, 1998 as compared to 1997. $45,000 and $65,000 of the increase, respectively, was due to the Insured II Acquisitions. Insured II Acquisitions and $136,000 and $158,000 of the increase, respectively, was due to the new acquisitions. Excluding these acquisitions, other expenses decreased and increased approximately $178,000 and $81,000 for the three and six months ended June 30, 1998 as compared to 1997. The decrease for the three months ended June 30, 1998 was primarily due to a decrease in bad debt expense resulting from an increase in reserves at Cactus Village, Winery Square and Mountain Park Plaza which were three of the shopping centers which were owned by the Company in both 1998 and 1997.

A gain on sale of investment in partnership was recorded for the six months ended June 30, 1998 relating to the sale of the Company's limited partnership interest in Dominion.

Funds from Operations and Funds Available for Distribution

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), applicable to common shares excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amount of $47,867 and $84,960 for the three and six months ended June 30, 1998. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and six months ended June 30, 1998 is summarized in the following table.


                                            Three Months Ended   Six Months Ended
                                                June 30, 1998     June 30, 1998
                                                 -----------     --------------

Net income                                        $1,522,927       $ 3,798,369
Gain on sale of investment in partnership                  0          (779,893)
Loss on repayment of Cross Creek debt                 72,967            72,967
Depreciation and amortization of real property       698,236         1,343,973
Amortization of insurance contract                   150,145           300,290
Proportionate share of adjustments to equity in
 income from equity investments to
 arrive at funds from operations                      41,083           115,236
                                                 -----------       -----------

Funds From Operations ("FFO")                      2,485,358         4,850,942

Amortization of deferred financing costs              81,446            91,638
Principal payments received on mortgage loans         41,818            82,715
Straight-lining of property rentals for rent es-
calations                                            (47,867)          (84,960)
Improvements to real estate                          (33,366)         (109,334)
Principal repayments of notes payable                (69,351)         (118,138)
Leasing commissions paid                             (42,434)          (54,067)

Funds Available for Distribution ("FAD")          $2,415,604       $ 4,658,796
                                                 ===========       ===========

Cash flows from:
Operating activities                              $2,887,534       $ 5,204,326
                                                 ===========       ===========
Investing activities                              $6,923,709       $10,200,207
                                                 ===========       ===========
Financing activities                              $1,818,743       $  (282,824)
                                                 ===========       ===========

Recently Issued Accounting Standards

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Year 2000 Compliance
As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Advisor is in the process of working with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities  - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

       A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about May 6, 1998. Such meeting was held on June 18, 1998. Peter T. Allen, Arthur P. Fisch, J. Michael Fried, Stuart J. Boesky and Alan P. Hirmes were reelected as trustees.

Item 5.    Other Information

       Alan P. Hirmes ceased to serve as Chief Financial Officer effective June 18, 1998. Effective June 18, 1998, John B. Roche was elected Chief Financial Officer.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               27 Financial Data Schedule (filed herewith).


           (b) Reports on Form 8-K:

           Current report on Form 8-K relating to the purchase of Governor's Square and Marion City Square and the repayment of the Cross Creek debt was dated May 28, 1998 and filed July 9, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  August 13, 1998              By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Director, President and
                                        Chief Operating Officer




Date:  August 13, 1998              By: /s/ John B. Roche
                                        -----------------
                                        John B. Roche
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Chief Accounting Officer