Form 10-Q
period 1998-09-30
AEGIS REALTY INC
filed 1998-11-16
CIK 1043324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 1-13239


                               AEGIS REALTY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                               13-3916825
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                              10022
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     PART I

Item 1.  Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                       September 30,       December 31,
                                                           1998                 1997
                                                      --------------     ---------------
ASSETS
Real estate, net                                      $ 142,858,431      $  94,638,187
Investment in partnerships                                6,209,166          9,296,088
Mortgage loans receivable                                 3,278,307         30,980,995
Loan receivable from affiliate                                    0          3,060,000
Cash and cash equivalents                                 4,294,209          6,728,050
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $303,000 and $304,000,
   respectively                                           1,278,563          1,169,526
Deferred costs, net                                       1,975,224          2,226,832
Other assets                                                925,994            539,650
                                                      -------------      -------------
   Total Assets                                       $ 160,819,894      $ 148,639,328
                                                      =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                      $  29,397,157      $  18,544,242
   Accounts payable and other liabilities                 2,660,168          1,871,394
   Due to Advisor and affiliates                            355,667            507,835
   Distributions payable                                  1,966,253          1,943,415
                                                      -------------      -------------
   Total Liabilities                                     34,379,245         22,866,886
                                                      -------------      -------------
Minority interest of unitholders in the
   Operating Partnership                                  1,948,982            727,431
                                                      -------------      -------------
Commitments and Contingencies
Shareholders' equity:
   Common stock; $.01 par value;
      50,000,000 shares authorized; 8,051,159 and
      8,050,727 shares issued and outstanding,
      respectively                                           80,511             80,507
   Additional paid in capital                           125,439,851        125,476,308
   Distributions in excess of net income                 (1,028,695)          (511,804)
                                                      -------------      -------------
   Total Shareholders' Equity                           124,491,667        125,045,011
                                                      -------------      -------------
   Total Liabilities and Shareholders' Equity         $ 160,819,894      $ 148,639,328
                                                      =============      =============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                          Three Months Ended               Nine Months Ended
                                             September 30,                    September 30,
                                         1998            1997             1998           1997
                                      ----------     -----------      -----------     ----------
Revenues:
   Rental income                      $3,520,886     $ 1,774,041      $ 9,177,921     $5,426,584
   Recovery of common area
      maintenance charges                461,961         174,124        1,078,726        588,363
   Real estate tax reimbursements        503,364         241,105        1,415,427        761,519
   Income from equity investments         84,249               0          307,837              0
   Interest income                       189,795          15,538        1,557,012         40,404
   Other                                  62,165          15,286          143,589        117,897
                                      ----------     -----------      -----------     ----------
   Total revenues                      4,822,420       2,220,094       13,680,512      6,934,767
                                      ----------     -----------      -----------     ----------

Expenses:
   Repairs and maintenance               499,963         203,166        1,010,755        734,888
   Real estate taxes                     449,469         327,300        1,235,942        865,087
   Interest                              366,521         121,002        1,202,772        367,437
   General and administrative            809,831         368,663        2,231,801        861,511
   Depreciation and amortization         997,784         621,261        2,649,942      1,862,526
   Minority interest in income of
      the Operating Partnership           26,049               0           54,056              0
   Other                                 191,332         (74,825)         795,297        225,192
                                      ----------     -----------      -----------     ----------
   Total expenses                      3,340,949       1,566,567        9,180,565      4,916,641
                                      ----------     -----------      -----------     ----------
Income before gain on sale of
   investment                          1,481,471         653,527        4,499,947      2,018,126
Gain on sale of investment in
   partnership                                 0               0          779,893              0
                                      ----------     -----------      -----------     ----------
Net income                            $1,481,471     $   653,527      $ 5,279,840     $2,018,126
                                      ==========     ===========      ===========     ==========


           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                      Additional       Distributions
                               Common Stock            Paid-in        in Excess of
                            Shares       Amount        Capital          Net Income          Total
                          ---------     -------     -------------      -----------      -------------
Balance at
   January 1, 1998        8,050,727     $80,507     $ 125,476,308      $  (511,804)     $ 125,045,011
Net income                        0           0                 0        5,279,840          5,279,840
Consolidation costs               0           0           (41,453)               0            (41,453)
Issuance of shares of
   common stock                 432           4             4,996                0              5,000
Distributions                     0           0                 0       (5,796,731)        (5,796,731)
                          ---------     -------     -------------      -----------      -------------
Balance at
   September 30, 1998     8,051,159     $80,511     $ 125,439,851      $(1,028,695)     $ 124,491,667
                          =========     =======     =============      ===========      =============

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                 1998             1997
                                                            ------------      -----------
Cash flows from operating activities:
Net income                                                  $  5,279,840      $ 2,018,126
                                                            ------------      -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment in partnership                    (779,893)               0
   Loss on repayment of mortgage loan receivable                  72,967                0
   Depreciation and amortization                               2,752,643        1,862,526
   Minority interest in income of
      the Operating Partnership                                   54,056                0
   Distributions from equity investments
      in excess of income                                         40,945                0
   Changes in assets and liabilities:
   Increase in accounts receivable-tenants                      (108,482)        (127,559)
   Decrease in allowance for doubtful accounts                      (555)          (4,451)
   Increase in other assets                                     (386,344)            (113)
   (Decrease) increase in due to Advisor,
      general partners and affiliates                           (147,168)          73,457
   Increase in accounts payable and
      other liabilities                                          788,774          293,832
                                                            ------------      -----------
      Total adjustments                                        2,286,943        2,097,692
                                                            ------------      -----------
   Net cash provided by operating activities                   7,566,783        4,115,818
                                                            ------------      -----------
Cash flows from investing activities:
   Proceeds from sale of investment in partnership             4,727,500                0
   Improvements to real estate                                  (439,824)        (124,035)
   Acquisitions of real estate                               (41,798,217)               0
   Increase in deferred acquisition expenses                     (16,549)               0
   Leasing commissions                                          (125,790)         (35,516)
   Principal payments received on mortgage loans              26,625,390                0
   Repayment of loan receivable from affiliate                 3,060,000                0
                                                            ------------      -----------
   Net cash used in investing activities                      (7,967,490)        (159,551)
                                                            ------------      -----------
Cash flows from financing activities:
   Repayments of notes payable                               (28,847,733)        (348,922)
   Proceeds from notes payable                                33,050,000                0
   Distributions paid                                         (5,796,626)      (3,053,731)
   Increase in deferred loan costs                              (356,112)               0
   Decrease in minority interest                                 (63,943)               0
   Consolidation costs                                           (41,453)               0
   Increase in distributions payable to minority interest         22,733                0
                                                            ------------      -----------
   Net cash used in financing activities                      (2,033,134)      (3,402,653)
                                                            ------------      -----------

                                                                               (continued)


          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              Nine Months Ended
                                                                  September 30,
                                                             1998            1997
                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents      (2,433,841)         553,614

Cash and cash equivalents at beginning of period           6,728,050        2,398,013
                                                         -----------      -----------
Cash and cash equivalents at end of period               $ 4,294,209      $ 2,951,627
                                                         ===========      ===========
Supplemental information:
   Interest paid                                         $ 1,249,349      $   367,437
                                                         ===========      ===========
Supplemental disclosure of noncash
   investing and financing activities:

Note payable assumed in acquisition of real estate       $ 6,650,648      $         0
                                                         ===========      ===========

Real estate acquired for units
   in the Operating Partnership                          $ 1,231,438      $         0
                                                         ===========      ===========

Conversion of mortgage loan receivable to
   investment in partnership                             $   941,134      $         0
                                                         ===========      ===========

Issuance of shares of common stock for
director fees                                            $     5,000      $         0
                                                         ===========      ===========

Reclassification of deferred acquisition expenses
to real estate upon purchase                             $    47,459      $         0
                                                         ===========      ===========

Distributions declared                                   $(5,796,731)     $(3,962,823)

Increase in distributions payable
   to shareholders/partners                                      105          909,092
                                                         -----------      -----------

Distributions paid                                       $(5,796,626)     $(3,053,731)
                                                         ===========      ===========


          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1 - General


Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of September 30, 1998, the Company owned a portfolio of twenty four retail properties, held a partnership interest in two suburban garden apartment properties and held one FHA insured participating mortgage secured by a suburban garden apartment property.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-traded limited partnerships, Summit Insured Equity ("Insured I"), Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured, L.P. (the "Partnerships"). The Partnerships were co-sponsored by an affiliate of Related Capital Company ("Related"). Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and subsidiaries and, prior to October 1, 1997, Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their limited partnership interests in each Partnership.

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs. Each independent director is entitled to receive compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. On June 4, 1998, 216 shares, having an aggregate value of $2,500, were issued to each independent director relating to their services for the quarter ended December 31, 1997.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 98.27% of the units of partnership interest (the "OP Units") at September 30, 1998. Also, at September 30, 1998 1.16% and .57% of the OP Units are held by the seller of one of the retail properties and by affiliates of Related, respectively.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, is deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership. No goodwill was recorded in the Consolidation. Results of operations and other operating financial data for the Company for the three and nine months ended September 30, 1997 is only with respect to Insured I.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Note 2 - Real Estate

The components of real estate are as follows:

                                     September 30,      December 31,
                                         1998               1997
                                    -------------      -------------
Land                                $  34,751,582      $  27,622,941
Buildings and improvements            126,455,941         83,419,863
                                    -------------      -------------
                                      161,207,523        111,042,804
Less:  Accumulated depreciation       (18,349,092)       (16,404,617)
                                    -------------      -------------
                                    $ 142,858,431      $  94,638,187
                                    =============      =============

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

During the period January 1, 1998 through September 30, 1998 the Company acquired eight neighborhood shopping centers for an aggregate purchase price of $47,365,000, not including acquisition fees and expenses of approximately $2,294,000. The acquisitions were financed through proceeds of an expandable $40 million senior revolving credit facility shared equally between BankBoston and KeyBank National Association (the "Credit Facility"), the assumption of $6,650,648 of existing debt with respect to two of the acquisitions and the issuance of 94,726 OP Units valued at $1,231,438 with respect to one of the acquisitions. Further information regarding the eight acquisitions is as follows:


                                Purchase                                                       % Square
                                   Price/                                          Gross           Feet
                              Acquisition     Assumption                         Leasable        Leased at       Main
   Name and          Date       Fees and      of Existing       OP Units/          Square         Date of        Anchor
     Location      Purchased     Expenses        Debt            Value              Feet          Purchase       Tenant
-----------------  ---------   ------------   -----------      -----------       ---------       --------       ---------
Barclay Place       3/31/98    $3,800,000     $2,587,081                            81,459             85%      Food Lion
  Lakeland, FL                 $  220,030

The Village At      4/22/98    $6,250,000     $4,063,567                            79,162            100%      Winn-
  Waterford                    $  318,425                                                                       Dixie
  Midlothian, VA

Governor's Square   5/28/98    $8,200,000                           94,726(a)      183,340             83%      Odd Lots
  Montgomery, AL               $  285,569                       $1,231,438

Marion              6/25/98    $5,100,000                                          163,970             83%      Roses,
  City Square                  $  253,032                                                                       Bi-Lo &
  Marion, NC                                                                                                    CVS

Dunlop Village       9/1/98     $5,000,000                                          77,315             96%      Food Lion
  Colonial Heights,             $  219,622                                                                      & CVS
  VA

Centre Stage         9/2/98     $6,990,000                                         146,549             98%      K-Mart &
  Springfield, TN               $  327,886                                                                      Food Lion

White Oaks Plaza     9/9/98     $8,125,000                                         186,758            100%      Winn-
  Spindale, NC                  $  489,750                                                                      Dixie &
                                                                                                                Wal-Mart

Cape Henry          9/29/98    $3,900,000                                           55,075            100%      Food Lion
  Virginia Beach,              $  179,675                                                                       &
  VA                                                                                                            Rite-Aid

(a) The OP Units are convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of the closing date. The OP Units were issued at an agreed upon value of $13 per share. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) is less than $13.00, the Company is obligated to issue additional OP Units to the seller in the amount of the difference between (i) the quotient obtained by dividing $1,231,438 by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) 94,726. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day period ending on such date.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at September 30, 1998. However, the carrying value of certain properties may be in excess of their fair value as of such date.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 3 - Deferred Costs

The components of deferred costs are as follows:

                                    September 30,    December 31,
                                         1998            1997
                                    -----------      -----------
Deferred insurance costs            $ 6,005,804      $ 6,005,804
Deferred loan costs                   1,301,812          945,700
Deferred leasing commissions            914,395          809,941
Deferred acquisition expenses            16,549           47,459
                                    -----------      -----------
                                      8,238,560        7,808,904
Less:  Accumulated amortization      (6,263,336)      (5,582,072)
                                    -----------      -----------
                                    $ 1,975,224      $ 2,226,832
                                    ===========      ===========

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

On August 26, 1998, an uninsured equity loan in the amount of $895,200 was converted to a 40% equity interest in the limited partnership which owns Weatherly Walk Apartments (see Note 5).

Note 5 - Mortgage Loans Receivable

On June 24, 1998, Walsh/Cross Creek L.P. (the "Owner"), the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 million. The Owner then fully repaid its outstanding debt due to the Company totaling $22,199,045 including a $16,971,528 FHA first mortgage loan, a $1,783,900 equity loan, a $3,060,000 additional loan made by the Company to the Owner, a $286,948 prepayment penalty due the Company on the FHA loan and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $72,967 which is included in other expenses. The interest income on the Cross Creek receivable recognized for the three and nine months ended September 30, 1998 was $404,661 and $837,802, respectively.

On August 26, 1998, the obligor of the FHA co-insured mortgage loan secured by Weatherly Walk Apartments ("Weatherly Walk") repaid in full (after completing a refinancing) the outstanding balance of the loan in the amount of $7,485,552 plus accrued interest through August 26, 1998 of $48,189. In addition, an uninsured equity loan in the amount of $895,200 to the

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

partners of the obligor, FAI, Ltd. ("FAI"), was simultaneously converted to a 40% equity interest in FAI, the limited partnership which owns Weatherly Walk. This equity interest will earn a monthly preferred return of 10.5% on $895,200 plus 40% of excess cash flow and sale or refinancing proceeds. For financial accounting and reporting purposes, the basis of the equity interest in FAI is $941,134 which is equal to the carrying value of the Weatherly Walk debt (including purchase price adjustments) in excess of the repayment proceeds. The interest income on the Weatherly Walk receivable recognized for the three and nine months ended September 30, 1998 was $317,982 and $416,919, respectively.

NOTE 6 - Notes Payable

As of September 30, 1998, the Company had notes payable with outstanding balances totaling $29,397,157. Further information regarding the notes is as follows:


                      Date of                  Monthly
                       Note/                   Payment       Outstanding
                     Maturity      Interest  of Principal        Balance
Noteholder              Date         Rate    and Interest      at 9/30/98   Collateral
--------------       --------      --------  ------------    ------------   ---------------
New York Life
  Insurance          7/11/95        9.25%       $55,984      $5,002,150     Forest Park &
  Company            6/10/00                                                Highland Fair

BankBoston,          12/30/97       (b)         Interest     17,800,000(c)  Kokomo Plaza,
   N.A. (a)          12/30/00                   only                        Town West,
KeyBank                                                                     Applewood Centre,
  National                                                                  Winery Square,
  Association                                                               Southaven,
  (a)                                                                       Pinehurst &
                                                                            Woodgate Manor

Heller
Financial, Inc.      6/24/97 (d)    8.50%       $19,992       2,575,165     Barclay Place
                     7/1/17

Nomura               10/28/97 (e)   7.54%       $33,130       4,019,842     Village At
Asset Capital        11/11/22                               -----------     Waterford
Corporation
                                                            $29,397,157
                                                            ===========

(a) The Credit Facility is shared equally between BankBoston, N.A. and KeyBank National Association.

(b) The interest rate under the Credit Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The rate at September 30, 1998 was 7.25%.

(c)   Outstanding balance of a $40 million senior revolving credit facility.

(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

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

The Company's twenty four properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor.

The costs incurred to related parties for the three and nine months ended September 30, 1998 were as follows:

                              Three Months Ended    Nine Months Ended
                              September 30, 1998   September 30, 1998
                              ------------------   ------------------
Acquisition fees                  $  919,658          $1,797,046
Expense reimbursement                 78,499             180,802
Property management fees             228,938             605,032
Asset management fee                 153,081             454,475
                                  ----------          ----------
                                  $1,380,176          $3,037,355
                                  ==========          ==========

Insured I (Prior to the Consolidation)

Prior to the Consolidation, the general partners of Insured I were Related Insured Equity Associates, Inc., a Delaware corporation and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"), together (the "General Partners"). The General Partners managed and controlled the affairs of Insured I prior to the Consolidation.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

The expenses incurred by Insured I to related parties for the three and nine months ended September 30, 1997 were as follows:

                              Three Months Ended   Nine Months Ended
                              September 30, 1997   September 30, 1997
                              ------------------   ------------------

Expense reimbursement             $ 31,544              $ 79,935
Property management fees           146,314               352,397
                                  --------              --------

                                  $177,858              $432,332
                                  ========              ========

The distributions earned by the General Partners for the three and nine months ended September 30, 1997 were as follows:

                                 Three Months Ended      Nine Months Ended
                                 September 30, 1997      September 30, 1997
                                 ------------------      ------------------

Special Distributions                  $108,818               $326,454
Regular Distributions of
  Adjusted Cash from
  Operations                             18,182                 36,364
                                       --------               --------
                                       $127,000               $362,818
                                       ========               ========

Note 8 - Earnings Per Share

Basic net income per share in the amount of $.18 and $.66 for the three and nine months ended September 30, 1998, respectively, is computed based on the net income for the three and nine months ended September 30, 1998 ($1,481,471 and $5,279,840, respectively), divided by the weighted average number of shares outstanding for the periods (8,051,159 and 8,050,915, respectively). Net income per unit information for 1997 is not presented because it is not indicative of the Company's continuing capital structure.

Diluted net income per share, which would reflect conversion of the minority interests' OP Units into an additional 141,562 shares of Common Stock, is the same as basic income per share because the earnings of an OP unit are equivalent to the earnings of a share of Common Stock.

Note 9 - Commitments and Contingencies

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships have the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares will be based upon a percentage (which Class Counsel have said they will propose to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 10, 1998 based upon the difference between
(i) the trading prices of the Company's shares of Common Stock during the six month period ended October 10, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. One-half of such fees, if any, will be paid in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

and the remaining one-half of such fees will be paid in the form of unrestricted securities. The number of Counsel's Fee Shares issued shall be subject to a maximum amount not to exceed 3.95% of the total number of outstanding shares of the Company on October 10, 1998. The Counsel's Fee Shares will be distributed to Class Counsel quarterly in eight equal distributions commencing thirty days after October 10, 1998 and restrictions on the Restricted Securities expire one year from the date of issuance. As of October 10, 1998, there was no Added Value. As of November 13, 1998, Class Counsel has not filed a petition for Counsel's Fee Shares and there can be no assurance as to what action the Court would take if such petition is filed. Accordingly, management cannot determine with any certainty at this time the amount of shares, if any, that might be issued under this arrangement.

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Phase I Environmental Site Assessments were undertaken on seventeen of the Company's properties pursuant to requirements for closing the Credit Facility. In certain cases, additional Phase II site investigations were also undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property determined that there were detectable levels of certain hazardous materials above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

Note 10  - Subsequent Events

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its common stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. During the period October 9, 1998 through November 13, 1998 the Company acquired 6,300 shares of its common stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares will be accounted for as treasury stock.

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

Liquidity and Capital Resources

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of September 30, 1998, the Company owned a portfolio of twenty four retail properties (the "Retail Properties") containing a total of approximately
2.5 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $124,492,000.

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

The Company's external growth will be accomplished through acquisitions, on an individual or bulk basis, of shopping centers. The Company believes that there are significant opportunities available to acquire under valued, under managed and/or under utilized neighborhood and community shopping centers. Unlike most small capitalization REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. The Company is using its affiliation with Related to establish a national acquisition program. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO.

During the period January 1, 1998 through November 13, 1998 the Company acquired eight neighborhood shopping centers for an aggregate purchase price of $47,365,000, not including acquisition fees and expenses of approximately $2,294,000. The acquisitions were financed through proceeds of an expandable $40 million senior revolving credit facility shared equally between BankBoston and KeyBank National Association (the "Credit Facility"), the assumption of $6,650,648 of existing debt with respect to two of the acquisitions and the issuance of 94,726 OP Units (subject to adjustment) valued at $1,231,438 with respect to one of the acquisitions.

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

During 1998, the Company disposed of three non-core assets. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale. On June 24, 1998 Walsh/Cross Creek L.P. (the "Owner"), the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 million. The Owner then fully repaid its outstanding debt due to the Company totaling $22,199,045 including a $16,971,528 FHA first mortgage loan, a $1,783,900 equity loan, a $3,060,000 additional loan made by the Company to the Owner, a $286,948 prepayment penalty due the Company on the FHA loan and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $72,967 which is included in other expenses. The Company used the proceeds from the Dominion and Cross Creek asset dispositions to reduce its outstanding debt under the Credit Facility. On August 26, 1998, the obligor of the FHA co-insured mortgage loan secured by Weatherly Walk Apartments ("Weatherly Walk") repaid in full (after completing a refinancing) the outstanding balance of the loan in the amount of $7,485,552 plus accrued interest through August 26, 1998 of $48,189. In addition, an uninsured equity loan in the amount of $895,200 to the partners of the obligor, FAI, Ltd. ("FAI"), was simultaneously converted to a 40% equity interest in FAI, the partnership which owns Weatherly Walk. This equity interest will earn a monthly preferred return of 10.5% on $895,200 plus 40% of excess cash flow and sale or refinancing proceeds. In September 1998, the Company used the repayment proceeds as well as proceeds from the Credit Facility to purchase two shopping centers.

Finally, the Company will encourage the Advisor and its affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of management with that of the Company and to demonstrate that the Advisor has a long-term commitment to the success of the Company.

The Company's growth will be financed through proceeds of the Credit Facility, the issuance of shares of the Company's common stock or OP Units in exchange for real estate, funds generated from operations in excess of dividend payments and private placements of equity. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the value of the Company's market capitalization.

As a REIT, the Company is required to distribute at least 95% of its taxable income to maintain REIT status. Funds generated from operations are expected to be more than sufficient to allow the Company to meet this requirement.

The stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i)   Geographic diversity of its portfolio of real estate and mortgage notes.

(ii) 54% of total revenues for the nine months ended September 30, 1998 (excluding gain on sale of investment in partnerships) are earned from shopping center anchor tenants which are national credit tenants and from interest on FHA-insured mortgages.

(iii) No single asset accounts for more than 7% of total revenue for the nine months ended September 30, 1998.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

(vi) A mortgage note which is substantially guaranteed by FHA and a co-insurer and that provides for participation in increases in operating results and market value of the underlying collateral.

During the nine months ended September 30, 1998, cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $2,434,000. This decrease was primarily due to acquisitions of and improvements to real estate ($42,238,000), distributions paid ($5,797,000), leasing commissions ($126,000) and an increase in deferred loan costs ($356,000) which exceeded cash provided by operating activities ($7,567,000), proceeds from the sale of Dominion ($4,728,000), principal payments received on mortgage loans ($26,625,000), repayment of loan receivable from affiliate ($3,060,000) and net proceeds from notes payable ($4,202,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on sale of investment in partnerships ($780,000), a loss on repayment of Cross Creek debt ($73,000) and depreciation and amortization ($2,753,000).

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of November 1, 1998, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of November 1, 1998, this space has not been re-leased.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships have the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares will be based upon a percentage (which Class Counsel have said they will propose to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 10, 1998 based upon the difference between
(i) the trading prices of the Company's shares of Common Stock during the six month period ended October 10, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. One-half of such fees, if any, will be paid in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities) and the remaining one-half of such fees will be paid in the form of unrestricted securities. The number of Counsel's Fee Shares issued shall be subject to a maximum amount not to exceed 3.95% of the total number of outstanding shares of the Company on October 10, 1998. The Counsel's Fee Shares will be distributed to Class Counsel quarterly in eight equal distributions commencing thirty days after October 10, 1998 and restrictions on the Restricted Securities expire one year from the date of issuance. As of October 10, 1998, there was no Added Value. As of November 13, 1998, Class Counsel has not filed a petition for Counsel's Fee Shares and there can be no assurance as to what action the Court would take if such petition is filed. Accordingly, management cannot determine with any certainty at this time the amount of shares, if any, that might be issued under this arrangement.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 9 to the financial statements.

In November 1998, a distribution of $1,932,278 (.24 per share) which was declared in September 1998 was paid to the shareholders from cash flow from operations for the quarter ended September 30, 1998.

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its common stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. During the period October 9, 1998 through November 13, 1998 the Company acquired 6,300 shares of its common stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares will be accounted for as treasury stock.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

For the three and nine months ended September 30, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Insured I with three other Partnerships on October 1, 1997, which resulted in the formation of the Company, and the purchase of ten shopping centers after the Consolidation. The Company's results of operations for the three months ended September 30, 1998 consisted primarily of the results of the Company's investment in twenty four shopping centers, two garden apartment complexes and two participating FHA co-insured Mortgage Loans. The Company's results of operations for the nine months ended September 30, 1998 consisted primarily of the results of the Company's investment in twenty four shopping centers, three garden apartment complexes, three participating FHA co-insured Mortgage Loans and a gain on sale of an investment in one garden apartment complex. The Company's results of operations for the three and nine months ended September 30, 1997 consisted primarily of the results of Insured I's investment in eleven shopping centers.

Rental income increased approximately $1,747,000 and $3,751,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $484,000 and $1,438,000, respectively, were due to the three shopping centers acquired from Insured II in the Consolidation (the "Insured II Acquisitions") and increases of $1,162,000 and $2,049,000, respectively, were due to the acquisition of ten shopping centers after the Consolidation (the "New Acquisitions"). Excluding these acquisitions, rental income increased approximately $101,000 and $264,000 for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to an increase in rental rates at Westbird, Pablo Plaza and Highland Fair and an increase in percentage rents received at Pablo Plaza, Town West and Mountain Park Plaza.

Recovery of common area maintenance charges increased approximately $288,000 and $490,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $58,000 and $121,000, respectively, were due to the Insured II Acquisitions and increases of $92,000 and $172,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, recovery of common area maintenance charges increased approximately $138,000 and $197,000 for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to an underaccrual of such charges in 1997.

Real estate tax reimbursements increased approximately $262,000 and $654,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $100,000 and $247,000, respectively, were due to the Insured II Acquisitions and increases of $17,000 and $54,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, real estate tax reimbursements increased approximately $145,000 and $353,000 for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to an underaccrual of such reimbursements in 1997.

Income from equity investments in the amounts of approximately $84,000 and 308,000, respectively, was recorded for the three and nine months ended September 30, 1998 relating to three partnership interests in Multifamily Properties, two of which were acquired from Summit Preferred in the Consolidation and one of which resulted from the conversion, on August 26, 1998, of an uninsured equity loan acquired from Eagle.

Interest income increased approximately $174,000 and $1,517,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $160,000 and $1,439,000, respectively, were due to interest income relating to the three FHA Mortgages and the Cross Creek Loan acquired from Eagle. Excluding such income, interest income increased approximately $14,000 and $78,000 for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to higher invested cash balances in 1998.

Other income increased approximately $47,000 and $26,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $16,000 and $36,000, respectively, were due to the Insured II Acquisitions and increases of $7,000 and $13,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, other income increased and decreased approximately $24,000 and $23,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997.

Repairs and maintenance increased approximately $297,000 and $276,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $107,000 and $196,000 were due to the Insured II Acquisitions and increases of $99,000 and $155,000 were due to the New Acquisitions. Excluding these acquisitions, repairs and maintenance increased and decreased approximately $91,000 and $75,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. The decrease for the nine months was primarily due to a decrease in sewer charges at Highland Fair and Winery Square, a decrease in landscaping expenses at Cactus Village and Winery Square and a decrease in exterminating expenses at Westbird. The decrease for the nine months was partially offset by an increase for the three months primarily due to an increase in painting expenses at Town West and Kokomo Plaza, an increase in roof repairs at Pablo Plaza and an increase in parking lot lighting repairs at Westbird and Pablo Plaza.

Real estate taxes increased approximately $122,000 and $371,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $68,000 and $208,000, respectively, were due to the Insured II Acquisitions and increases of $92,000 and $172,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, real estate taxes decreased approximately $38,000 and $9,000 for the three and nine months ended September 30, 1998 as compared to 1997. The decrease for the three months was primarily due to an underaccrual at Forest Park Square at June 30, 1997.

Interest expense increased approximately $246,000 and $835,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to interest expense relating to the Credit Facility and the assumption of existing debt with respect to two of the New Acquisitions.

General and administrative expenses increased approximately $441,000 and $1,370,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $67,000 and $189,000, respectively, were due to the Insured II Acquisitions and increases of $116,000 and $188,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, general and administrative expenses increased approximately $258,000 and $993,000 for the three and nine months ended September 30, 1998 as compared to 1997. The increases were primarily due to fees relating to the unused portion of the Credit Facility, state income taxes resulting from qualification as a REIT, an increase in printing and investor service expenses resulting from an increase in investors, an increase in audit/tax fees and expense reimbursements to the Advisor and its affiliates due to the Insured II Acquisitions and the New Acquisitions and fees to the independent directors relating to their services for 1998.

Depreciation and amortization increased approximately $377,000 and $787,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $98,000 and $293,000, respectively, were due to the Insured II Acquisitions and increases of $228,000 and $375,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, depreciation and amortization increased approximately $51,000 and $119,000 for the three and nine months ended September 30, 1998 as compared to 1997.

Minority interest in income of the Operating Partnership was recorded for the three and nine months ended September 30, 1998.

Other expenses increased approximately $266,000 and $570,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $31,000 and $96,000, respectively, were due to the Insured II Acquisitions and increases of $58,000 and $187,000, respectively, were due to the New Acquisitions. Excluding these acquisitions, other expenses increased approximately $177,000 and $287,000 for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to an increase in utilities at Highland Fair, Winery Square and Mountain Park Plaza and an increase in bad debt expense resulting from an increase in reserves at Westbird, Highland Fair, Winery Square and Forest Park Square.

A gain on sale of investment in partnership was recorded for the nine months ended September 30, 1998 relating to the sale of the Company's limited partnership interest in Dominion.

Westbird, Pablo Plaza, Highland Fair, Town West, Mountain Park Plaza, Winery Square, Cactus Village, Kokomo Plaza, Forest Park Square, Hickory Plaza and Southhaven were shopping centers which were owned by the Company in both 1998 and 1997.

Funds from Operations and Funds Available for Distribution

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), applicable to common shares excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amount of $48,298 and $133,258 for the three and nine months ended September 30, 1998. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and nine months ended September 30, 1998 is summarized in the following table.


                                                                    Three Months Ended             Nine Months Ended
                                                                    September 30, 1998            September 30, 1998
                                                                    ------------------            ------------------
Net income                                                             $  1,481,471                 $ 5,279,840
Gain on sale of investment in partnership                                         0                    (779,893)
Loss on repayment of Cross Creek receivable                                       0                      72,967
Depreciation and amortization of real property                              813,895                   2,157,868
Amortization of insurance contract                                          150,145                     450,435
Proportionate share of adjustments to equity in
  income from equity investments to
  arrive at funds from operations                                            48,164                     163,400
                                                                       ------------                 -----------

Funds From Operations ("FFO")                                             2,493,675                   7,344,617

Amortization of deferred financing costs                                     52,702                     144,340
Principal payments received on mortgage loans                                14,747                      97,462
Straight-lining of property rentals for rent escalations                    (48,298)                   (133,258)
Improvements to real estate                                                (330,490)                   (439,824)
Principal repayments of notes payable                                       (77,740)                   (195,878)
Leasing commissions                                                         (71,723)                   (125,790)
                                                                       ------------                 -----------
Funds Available for Distribution ("FAD")                               $  2,032,873                 $ 6,691,669
                                                                       ============                 ===========
Distributions to shareholders                                          $  1,932,278                 $ 5,796,731
                                                                       ============                 ===========
FFO payout ratio                                                               77.5%                       78.9%
                                                                       ============                 ===========
Cash flows from:
Operating activities                                                   $  2,362,547                 $ 7,566,783
                                                                       ============                 ===========
Investing activities                                                   $(18,167,697)                $(7,967,490)
                                                                       ============                 ===========
Financing activities                                                   $ (1,750,310)                $(2,033,134)
                                                                       ============                 ===========


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

Year 2000 Compliance

The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the Advisor has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Company. In regard to third parties, the Advisor is in the process of evaluating the potential adverse impact that could result from the failure of material service providers, major tenants and a mortgagor to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Advisor plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        This information is incorporated by reference to Note 9 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities and Use of Proceeds

        (c)  Recent Sales of Unregistered Equity Securities

             (i) Securities Sold

                 The following table sets forth the date of sale, title and amount of unregistered securities sold by the Company since December 31, 1997:

                 Date of Sale             Title                 Amount
                 ------------             --------              -------
                 05/28/98                 OP Units              94,726

             (ii)   Underwriters and Other Purchasers

                    May 28, 1998 Sale. Underwriters were not retained in connection with the sale of these securities. These OP Units were sold to the contributor of Governor's Square, an "accredited investor".

             (iii)  Consideration

                    May 28, 1998 Sale. These OP Units were issued in exchange for property having a value of approximately $1.23 million. There were no underwriting discounts or commissions with respect to such securities.

             (iv)   Exemption from Registration Claimed

                    The OP Units were issued to an "accredited investor" in a transaction which was exempt from registration under Section 4 (2) of the Securities Act of 1933.


Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        Alan P. Hirmes ceased to serve as Chief Financial Officer effective June 18, 1998. Mr. Hirmes remains as Director, Senior Vice President and Assistant Secretary. Effective June 18, 1998, John B. Roche was elected Chief Financial Officer.

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


                               AEGIS REALTY, INC.
                                  (Registrant)




Date: November 13, 1998                By: /s/ Stuart J. Boesky
                                           -----------------------------
                                               Stuart J. Boesky
                                               Director, President and
                                               Chief Operating Officer




Date: November 13, 1998                By: /s/ John B. Roche
                                           -----------------------------
                                               John B. Roche
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Chief Accounting Officer