Form 10-K
period 1998-12-31
AEGIS REALTY INC
filed 1999-03-31
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
             (Exact name of Registrant as specified in its charter)

          Maryland                                                13-3916825
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                   10022
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class
      ------------------------------------------
      Common Stock, par value $.01 per share

      Name of each exchange on which registered:
      ------------------------------------------
      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 1999 was $74,197,493, based on a price of $9 7/16 per share, the closing sales price for the Registrant's Common Stock on the American Stock Exchange on that date.

      As of March 9, 1999, there were 8,046,859 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 16, 1999, which are incorporated into Items 10, 11, 12 and 13.
Index to exhibits may be found on page 43
Page 1 of 54

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

                                     PART I

Item 1.  Business.

General
-------

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, renovate, own and operate primarily supermarket-anchored neighborhood and community shopping centers. The Company operates in a single business segment, investment in real estate related assets. As of December 31, 1998, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage"). The locations of the assets in 14 states provide the Company with a geographically diverse portfolio. Moreover, the Company has a predictable and stable revenue stream that, for the year ended December 31, 1998, was derived approximately 54% from either base rent from anchor tenants or from interest payments on the FHA Mortgages. No single asset accounted for more than 7% of total revenues for the year ended December 31, 1998.

The Retail Properties are well located neighborhood shopping centers anchored by nationally recognized credit tenants such as Kroger, Publix, Safeway, Food Lion, A&P, Flemming Foods, Bi-Lo, Hy-Vee, Walgreens and CVS Stores. The neighborhood centers are typically open air centers ranging in size from 55,000 GLA to approximately 214,000 GLA, with an average of approximately 107,000 GLA, and are anchored by supermarkets and/or drug stores. These centers are usually leased to tenants that provide consumers with convenient access to every day necessity items, such as food and pharmacy items. Therefore, the Company believes that the economic performance of these centers is less affected by downturns than other retail property types. As of December 31, 1998, the Retail Properties had an average physical occupancy of 92.4%. Through 2006 no more than 8.6% of leased GLA is subject to expiration in any one year. The Multifamily Properties total 290 units and had an average physical occupancy of 90.5% as of December 31, 1998. The FHA mortgage has a principal balance of approximately $2.9 million and carries an annual interest rate of 8.95%. The underlying FHA property had an average physical occupancy of 87.9% as of December 31, 1998.

Organization
------------

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and subsidiaries and, for references prior to October 1, 1997, refers to Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their partnership interest in each Partnership. The Common Stock commenced trading on the American Stock Exchange on October 10, 1997 under the symbol "AER". As of December 31, 1998, there were 8,044,859 shares of Common Stock outstanding (an additional 517,625 shares were reserved for issuance upon conversion of OP Units, as defined below).

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, was deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the years ended December 31, 1998, 1997 and 1996 include information for the entire periods presented with respect to Insured I, but only include information for the period October 1, 1997 to December 31, 1998 with respect to the other Partnerships. Insured I is a Delaware limited partnership formed on December 12, 1985 which, subsequent to the Consolidation, became an indirectly wholly-owned subsidiary of the Company. Prior to the Consolidation, the general partners of Insured I were Related Insured Equity Associates, Inc., a Delaware corporation and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The general partners managed and controlled the affairs of Insured I prior to the Consolidation.

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs. Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000, payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. On June 4, 1998, 216 shares, having an aggregate value of $2,500 as of that date, were issued to each independent director as compensation for their services for the quarter ended December 31, 1997. Through the Advisor, Related offers the Company a core group of experienced staff and executive management, who provide the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to small capitalized, self-managed REITs.

In addition, RCC Property Advisors, Inc. (the "Property Manager"), also an affiliate of Related, has been retained by the Company to provide property management and leasing services to the Retail Properties. The Property Manager is a full service retail management company which has 22 employees, employed in the areas of leasing, accounting, management and redevelopment. The

Company represents substantially all of the Property Manager's property management revenue and therefore substantially all of its staff is engaged, on a full-time basis, providing services to the Company.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 93.96% of the units of partnership interest (the "OP Units") at December 31, 1998. Also, at December 31, 1998, 3.05% and 2.99% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

Business Plan
-------------

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock. The plan concentrates principally on three areas: i) external growth, ii) internal growth and iii) the increase in the amount of stock owned in the Company by affiliates of the Advisor and the Property Manager.

The Company's external growth will be accomplished through continued acquisitions, on an individual or bulk basis, of shopping centers. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. Unlike most small capitalized REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. The Company is using its affiliation with Related to execute a national acquisition program. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO. The Company's growth will be financed through proceeds of an expandable $60 million senior revolving credit facility shared equally among BankBoston, KeyBank National Association and Citizens Bank of Rhode Island (the "Credit Facility"), the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate, funds generated from operations in excess of dividend payments and through placements of equity. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value defined as the greater of (i) the sum of (a) the aggregate market value of the Company's outstanding shares of Common Stock and (b) the total debt of the Company or (ii) the aggregate value of the Company's assets as determined by the Advisor based upon third-party or management appraisals and other criteria as the Board of Directors shall determine in its sole discretion. During the period January 1, 1998 through December 31, 1998, the Company acquired 12 neighborhood shopping centers (see "Item 2. Properties").

Internal growth will occur from the continued re-deployment of proceeds from the sale or other disposition of non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals. During 1998, the Company disposed of three non-core assets (see "Mortgage Loans" below and "Item
2. Properties").

Finally, the Company will encourage the Advisor and its affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of management with that of the Company and to demonstrate that the Advisor has a long-term commitment to the success of the Company. During 1998, the ownership of the outstanding Common Stock of the Company by affiliates of the Advisor increased from .9% to 2.3%. In addition, during 1998, ownership of OP Units by affiliates of the Advisor increased from 46,836 OP Units to 252,277 OP Units. Assuming conversion of all outstanding OP Units, the ownership in the Company by affiliates of the Advisor increased from 1.5% to 5.0%.

Retail Properties
-----------------

As of December 31, 1998, the Company owned 28 neighborhood shopping centers. See "Item 2. Properties" for a description of each property.

The following table lists each of the Company's investment properties whose rental revenues accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 1998:

                                                      1998     1997*     1996*
                                                      ----     ----      ----

1. Pablo Plaza/Jacksonville, FL                        5%       7%       10%
2. Westbird/Miami, FL                                  6%      10%       11%
3. Winery Square/Fairfield, CA                         7%      10%       14%
4. Mountain View Village/Snellville, GA                6%      10%       11%
5. Forest Park Square/Cincinnati, OH                   6%      10%       12%

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

During the years ended December 31, 1998, 1997 and 1996, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 17%, 28% and 28%, respectively, of the Company's total gross revenues.

Based on the carrying value at December 31, 1998, approximately 15% of the Company's investment properties are located in Ohio, 11% are located in Florida, 11% are located in North Carolina and 11% are located in Virginia.
No other states comprise more than 10% of the total carrying value.

Investments in Partnerships
---------------------------

As of December 31, 1998, the Company owned equity interests in two partnerships, each of which owns a multi-family residential garden apartment property. See "Item 2. Properties" for a description of each property.

Mortgage Loans
--------------

As of January 1, 1998, the Company held three FHA Mortgages and three equity loans (the FHA Mortgages and the equity loans together, the "Mortgage Loans"); two of the Mortgage Loans were repaid in 1998. All base interest and the principal amount of the FHA Mortgages were coinsured by the FHA (80%) and an affiliate of the Advisor (20%). The equity loans were made to the same developers and were uninsured, but were secured by the partnership interests which owned the underlying properties (the "Developments").

In addition to the stated interest rates, the Company was entitled to receive additional interest on the FHA Mortgages from a percentage of the annual net cash flow of the Developments and from a percentage of the residual proceeds upon a sale or refinancing. The Company accepted lower base interest rates than were otherwise available in the market at the time of the origination with respect to the FHA Mortgages in exchange for the potential to receive additional interest payments. The notes evidencing the FHA Mortgages relating to Cross Creek and Woodgate Manor, two of the Developments, bore interest at 8.95% with the potential to receive an additional 0.84% to 1.68% on the FHA Mortgages plus 30% of any remaining cash flow from the underlying Developments and 35% of capital proceeds. The FHA Mortgage for Weatherly Walk, a third Development, was structured in the same manner except that the Company was entitled to receive up to 50% of both any remaining cash flow and of capital proceeds. Additional interest was due no later than upon the prepayment or other satisfaction of the FHA Mortgages or the sale of the Developments. The receipt of additional interest was dependent upon the economic performance of the underlying Developments. Additional interest was not insured by the FHA or an affiliate of the Advisor.

In addition to the Mortgage Loans, the Company held a loan of $3,060,000 (the "Cross Creek Loan") to Walsh/Cross Creek Limited Partnership (the "Cross Creek Obligor"), one of the FHA Mortgagors, which was used to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bore interest at the prime rate plus 1% and was due on January 1, 2030 or on the occurrence of certain events. The amount loaned to the Cross Creek Obligor was classified as a loan receivable from affiliate and was anticipated to be repaid from cash flows from the Cross Creek property. Stephen M. Ross holds a majority interest in the Advisor and had guaranteed the repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement") to the Company, subject to certain conditions.

On June 24, 1998, the Cross Creek Obligor, the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 million. The Cross Creek Obligor then fully repaid its outstanding debt due to the Company totaling $22,199,045 including a $16,971,528 FHA Mortgage, a $1,783,900 equity loan, the $3,060,000 Cross Creek Loan, a $286,948 prepayment penalty due the Company on the FHA Mortgage and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $92,504 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. The interest income on the Cross Creek receivable recognized for the year ended December 31, 1998, through the date of sale, was $837,802.

On August 26, 1998, FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments and one of the FHA Mortgagors, repaid in full (after completing a refinancing with an unaffiliated third party) the outstanding balance of its Mortgage Loan in the amount of $8,380,752 plus accrued interest through August 26, 1998 of $48,189 resulting in a loss on the repayment in the amount of $45,934 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. Simultaneously, the Company invested $895,200 for a 40% interest as a limited partner in FAI (see "Item 2. Properties"). The interest income on the Weatherly Walk receivable recognized for the year ended December 31, 1998 was $416,919.

As of December 31, 1998, the Company held one Mortgage Loan. Further information regarding the Mortgage Loan is as follows:

                                                                          Stated
                             Funding   Original   Original     Total     Interest   Mortgage
                             Comple-     FHA       Equity     Mortgage   Rate on      Loan
Project             Closing   tion     Mortgage     Loan        Loan     Mortgage   Maturity
                     Date     Date      Amount     Amount      Amount    Loan (2)   Date (3)
------------------- -------   ----      ------     ------      ------    --------   --------
Woodgate Manor       12/12/   12/13/ $3,110,300  $339,700   $3,450,000    8.95%       1/1/
Gainesville, FL (1)  1988     1988                                                    2024

(1) The general partner interest in the entity holding title to this Development is held by an affiliate of the Advisor.

(2) Includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor, and excludes additional interest which may be payable under certain circumstances.

(3) As of December 13, 1998, the Company may call for prepayment of the entire outstanding principal amount at any time. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA and the other co-insurer not later than the accelerated payment date. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the Company determines that the value of the underlying Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. As of December 13, 1998, the Borrower may elect to prepay at any time.

As of December 31, 1998, the aggregate balance of the Mortgage Loan recorded on the Company's financial statements was $3,267,037.

Insurance Policies
------------------

Insured I and Insured II, which are indirectly wholly-owned subsidiaries of the Company, are the record owners of 14 of the Retail Properties. Insured I and II are each the beneficiary of an insurance policy (the "Policies") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policies and related agreement together with the appraised values of the Retail Properties then owned by Insured I and Insured II (currently 14 of the 28 shopping centers), will equal at least 100% of the aggregate original capital contributions to Insured I and Insured II allocated to investment in properties ("Original Contributions") on the day on which the last such Retail Property was acquired by Insured I and Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policies will increase pursuant to a formula based upon the length of time such Retail Properties are held by Insured I and Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policies are intended to cover various economic risks of the ownership of such Retail Properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of such properties.

Payment of any amounts due under the Policies will be made to Insured I and/or Insured II after the Guaranty Payment Date and the Policies are not a guaranty that shareholders of the Company will receive a return equal to 125% of the Original Contributions to either Insured I or Insured II, as applicable, or any lesser amount insured under the Policy.

Competition
-----------

The real estate business is highly competitive and substantially all of the properties owned by the Company have active competition from similar properties in their respective vicinities. See "Item 2. Properties." With respect to the Mortgage Loan, the Company's business is affected by competition to the extent that the Development from which it derives interest and principal payments may be subject to competition from neighboring properties. In particular, additional interest payments which are not insured are dependent upon the economic performance of the Development and may be affected by competitive conditions. In addition, various other entities have been or may, in the future, be formed by affiliates of the Advisor to engage in businesses which may be competitive with the Company or compete for the time and services of management of the Advisor.

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

Notes Payable
-------------

For information regarding the Company's notes payable, see "Item 8. Financial Statements and Supplementary Data".

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

The 28 Retail Properties owned by the Company are managed by the Property Manager, an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses. Management fees earned by the Property Manager for the years ended December 31, 1998, 1997 and 1996 totaled approximately $863,000, $512,000 and $420,000, respectively.

Item 2.  Properties.

Retail Properties
-----------------

As of December 31, 1998, the Company owned 28 neighborhood shopping centers, 12 of which were acquired during 1998. The following is a description of these shopping centers:

                                                                       % Square                                Comparable
                                                                         Feet       Annualized                Competition
                                                           Gross       Leased at   Base Rent at    Main        within a
                                  Purchase       Date     Leasable     December      December     Anchor       three-mile
Name and Location                   Price     Purchased  Square Feet   31, 1998      31, 1998     Tenant         radius
--------------------              ---------   ---------  -----------   ---------   ------------   ------      -----------
Cactus Village                  $ 6,330,000    7/25/87     72,598         97%        $474,000     Safeway**    11 shopping
  Glendale, AZ                                                                                                 centers

Hickory Plaza                     4,902,000    4/23/87     67,336        100%         529,000     Kroger       8 shopping
  Nashville, TN                                                                                                centers

Highland Fair                     5,950,000    7/24/87     74,754         92%         591,000     Safeway      6 shopping
  Gresham, OR                                                                                                  centers

Pablo Plaza                       7,500,000    2/18/87    140,921         83%         584,000     Publix*      12 shopping
  Jacksonville, FL                                                                                             centers

Southhaven                        5,666,000    2/28/87     83,750        100%         513,000     Kroger       6 shopping
  Southhaven, MS                                                                                               centers

Town West                         4,932,000    5/11/87     88,200        100%         439,000     Kroger       5 shopping
  Indianapolis, IN                                                                                             centers

Westbird                          7,000,000   12/31/86    100,237         87%         567,000     Publix       7 shopping
  Miami, FL                                                                                                    centers

Winery Square                    12,801,700   12/22/87    121,047         76%         904,000     Food 4       5 shopping
  Fairfield, CA                                                                                   Less         centers

Mountain View Village            10,350,000    7/25/88     99,908         95%         790,000     Kroger       4 shopping
  Snellville, GA                                                                                               centers

Forest Park Square                8,950,000    5/19/89     92,824         99%         727,000     Kroger       2 shopping
  Cincinnati, OH                                                                                               centers

Kokomo Plaza                      6,987,000    5/19/89     89,546         91%         485,000     Kroger       6 shopping
  Kokomo, IN                                                                                                   centers

Rolling Hills Square              6,100,000   08/18/88     98,887         93%         618,000     Fry's        6 shopping
  Tuscon, AZ                                                                                      Food         centers
                                                                                                  & Drug

                                                                       % Square                                Comparable
                                                                         Feet       Annualized                Competition
                                                           Gross       Leased at   Base Rent at    Main         within a
                                  Purchase       Date     Leasable     December      December     Anchor       three-mile
Name and Location                   Price     Purchased  Square Feet   31, 1998      31, 1998     Tenant         radius
--------------------              ---------   ---------  -----------   ---------   ------------   ------      -----------
Mountain Park Plaza               6,650,000   12/14/89     77,686         89%         496,000     A&P **       8 shopping
  Atlanta, GA                                                                                     Future       centers
                                                                                                  store

Applewood Centre                  7,700,000   11/08/90    101,130         95%         715,000     Hy-Vee       5 shopping
  Omaha, NE                                                                                       Food         centers
                                                                                                  Store &
                                                                                                  Walgreens

Birdneck Center                   3,115,000   12/31/97     67,060         96%         401,000     CVS          8 shopping
  Virginia Beach, VA                                                                              Stores &     centers
                                                                                                  Food Lion

The Market Place                  5,400,000   12/31/97    125,095         76%         517,000     Bi-Lo &      7 shopping
  Newton, NC                                                                                      Big Lots     cemters

Barclay Place                     3,800,000    3/31/98     81,459         94%         499,000     Food Lion    13 shopping
  Lakeland, FL                                                                                                 centers

The Village At Waterford          6,250,000    4/22/98     79,162         97%         676,000     Winn-Dixie   5 shopping
  Midlothian, VA                                                                                               centers

Governor's Square                 8,200,000    5/28/98    183,340         80%         775,000     Odd Lots     14 shopping
  Montgomery, AL                                                                                               centers

Marion City Square                5,100,000    6/25/98    163,970         83%         653,000     Roses, Bi-Lo 4 shopping
  Marion, NC                                                                                      & CVS        centers

Dunlop Village                    5,000,000     9/1/98     77,315         98%         515,000     Food Lion    6 shopping
  Colonial Heights, VA                                                                            & CVS        centers

Centre Stage                      6,990,000     9/2/98    146,549         99%         808,000     K-Mart &     7 shopping
  Springfield, TN                                                                                 Food Lion    centers

White Oaks Plaza                  8,125,000     9/9/98    186,758        100%         860,000     Winn-Dixie   2 shopping
  Spindale, NC                                                                                    & Wal-Mart   centers

Cape Henry                        3,900,000    9/29/98     55,075        100%         459,000     Food Lion &  8 shopping
  Virginia Beach, VA                                                                              Rite-Aid     centers

Emporia West                      2,900,000   11/17/98     76,705         96%         316,000     Dillon Food  6 shopping
  Emporia, KS                                                                                     Store        centers

Oxford Mall                       8,650,000   11/24/98    166,880         94%       1,010,000     Goody's,     4 shopping
  Oxford, MS                                                                                      JC Penney,   centers
                                                                                                  Stage &
                                                                                                  Wal-Mart****

Southgate                        15,100,000    12/9/98    213,923         98%       1,428,000     Big Bear     4 shopping
  Heath, OH                                                                                       Stores*****, centers
                                                                                                  Dunham's
                                                                                                  Sporting,
                                                                                                  Odd-Lots &
                                                                                                  Rite-Aid


                                                                       % Square                               Comparable
                                                                         Feet       Annualized                Competition
                                                           Gross       Leased at   Base Rent at    Main        within a
                                  Purchase       Date     Leasable     December      December     Anchor       three-mile
Name and Location                   Price     Purchased  Square Feet   31, 1998      31, 1998     Tenant         radius
-----------------                 ---------   --------     ------         ---         -------     -----        ----------

Crossroads East                   4,800,000    12/9/98     71,925         78%         470,000     ***          3 shopping
  Columbus, OH                                                                                                 centers

*Tenant has vacated and has subleased the space to Office Depot. The tenant continues to be liable for all amounts due under its lease. Payments due under sublease were current as of December 31, 1998.

**Tenant has vacated but continues to be liable for all amounts due under its lease. Lease payments are current as of December 31, 1998.

***The current configuration of the shopping center does not include an anchor tenant.

****The portion of the property occupied by Wal-Mart is not owned by the Company.

*****The tenant's parent corporation, Penn Traffic Co. filed for Chapter 11 bankruptcy on March 1, 1999. Lease payments are current as of December 31, 1998.

On December 9, 1998, in connection with the acquisition of Southgate and Crossroads East, the Company made loans (the "OP Unit Loans") of $1,361,554 and $719,461 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties. The loans are secured by the OP Units (106,462 and 57,055, respectively) which were issued to SIC in exchange for its partnership interest in the partnerships which owned Southgate and Crossroads East and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans is payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of December 31, 1998, the balances of the OP Unit Loans relating to Southgate and Crossroads East were $1,361,554 and $719,461, respectively, and are shown as loans receivable from affiliates on the consolidated balance sheets. Certain other partners in the partnerships which owned these properties are affiliates of Related.

For further information regarding the Company's Retail Properties, including information regarding the mortgage indebtedness encumbering certain properties, see "Item 8. Financial Statements and Supplementary Data" and "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statement Schedules - Schedule III".

Investments in Partnerships
---------------------------

As of December 31, 1998, the Company owns partnership interests in two partnerships, each of which holds a multi-family residential garden apartment property.

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on an initial investment of $3,799,620 which was made during 1987. During 1989, an additional $1,949,805 was invested in Pinehurst. The Company is entitled to a preferred equity return of 9.85% per annum on this investment. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,610,549 and $1,457,326 at December 31, 1998 and 1997, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Pinehurst apartment complex contains 96 apartment units and was approximately 94.5% occupied as of March 1, 1999. The Company's percentage of ownership in Pinehurst is 98.99%.

The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Company was entitled to receive a preferred equity return of 9.625% per annum on an initial cash contribution of $4,149,585 which was made during 1988. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale. As of March 20, 1998, the Company had received all of the preferred equity returns due from Dominion. The Chateau Crest apartment complex contained 90 apartment units and was approximately 92% occupied as of March 1, 1998. The Company's percentage of ownership in Dominion was 99%.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments. This equity interest will earn an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 1998, the Company had received all of the preferred returns due from FAI. Weatherly Walk Apartments contains 194 apartment units and was approximately 90.1% occupied as of March 1, 1999.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Shareholders.

None.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

As of March 24, 1999, there were 1,763 registered shareholders of record owning 8,046,859 shares of Common Stock. The Company's Common Stock has been listed on the American Stock Exchange since October 10, 1997 under the symbol "AER". Prior to October 10, 1997, there was no established public trading market for the Company's Common Stock.

The high and low prices for each quarterly period of the last two years for which the shares of Common Stock were traded is as follows:

                                 1998         1998          1997         1997
Quarter Ended                    Low          High          Low          High
-------------                    ---          ----          ---          ----
March 31                        11 3/4       12 1/2
June 30                         10 3/16      12 1/4
September 30                     9 9/16      10 3/4
December 31                      8 5/8       10 1/8        10 5/8       11 3/4

The last reported sale price of Common Stock on the American Stock Exchange on March 26, 1999 was $9 5/8.

Incentive Stock Option Plan
---------------------------

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its employees and officers with the interests of the stockholders by providing the Advisor with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of common stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of common stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of common stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997.

Subject to the limitations described in the preceding paragraph, if the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant by the Compensation Committee in such succeeding year.

All options granted will have an exercise price equal to or greater than the fair market value of the shares of common stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the year ended December 31, 1997. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of the effective date of the Consolidation are equal to 241,522 Shares. The Compensation Committee is considering granting options; however, as of March 30, 1999, no options have been granted.

Stock Repurchase Plan
---------------------

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its common stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. During the period October 9, 1998 through December 31, 1998, the Company acquired 6,300 shares of its common stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

Shareholder Rights Plan
-----------------------

On January 29, 1999, the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"), the purpose of which is to better protect shareholders and assure that they receive the full value of their investment in the event of any proposed takeover of the Company. The Company noted that the adoption of the Shareholder Rights Plan was not in response to any specific attempt to acquire control of the Company and that the Company has no knowledge of any such interest on the part of any person or entity.

The Shareholder Rights Plan, which is similar to plans adopted by many other U.S. companies, strengthens the ability of the Board of Directors to assure that the Company's shareholders receive fair and equal treatment and protects the interests of the Company's shareholders in the event of an unsolicited offer to acquire control of the Company. Importantly, it is intended to encourage any potential acquirer to negotiate the manner and terms of any proposed acquisition with the Board of Directors.

Terms of the Shareholder Rights Plan provide for a distribution to common shareholders of record at the close of business on February 16, 1999 of one Right for each outstanding share of common stock of the Company. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer for 15% or more of the Common Stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to either purchase stock in the Company or stock of the buyer, at a substantial discount, and, in so doing, materially dilute the level of ownership of the buyer in the Company. The Company will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Shareholder Rights Plan will expire on February 16, 2009.

Distribution Information
------------------------

Aegis Realty, Inc. (After the Consolidation)
--------------------------------------------

Distributions Per Share
-----------------------

Quarterly cash distributions per share for the year ended December 31, 1998 and the quarter ended December 31, 1997 were as follows:

Cash Distribution                                                   Total Amount
for Quarter Ended          Date Paid       Per Share                Distributed
-----------------          ---------       ---------                ------------
March 31, 1998              5/15/98        $   .240                  $1,932,174
June 30, 1998               8/14/98            .240                   1,932,278
September 30, 1998         11/14/98            .240                   1,932,278
December 31, 1998           1/29/99            .315(1)                2,534,135
                                           --------                  ----------

Total for 1998                             $  1.035                  $8,330,865
                                           ========                  ==========

December 31, 1997           1/22/98        $   .240                  $1,932,174
                                           ========                  ==========

(1) Includes a capital gain distribution of $603,369 ($.075 per share) relating to the sale of three non-core assets (see "Item 1. Business.-Mortgage Loans" and "Item 2. Properties").

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Articles of Amendment and Restatement. Future dividends paid by the Company will be at the discretion of the Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Directors deem relevant.

Insured I (Prior to the Consolidation)
--------------------------------------

Distributions per BUC
---------------------

Distributions per BUC of Insured I for the nine months ended September 30, 1997 were as follows:

Cash Distribution        Approximate        Total Quarterly       Total Amount
for Quarter Ended         Date Paid       Distribution Per BUC   of Distribution
-----------------         ---------       --------------------   ---------------
March 31, 1997              5/14/97        $   .225                 $   900,002
June 30, 1997               8/14/97            .225                     900,001
September 30, 1997         11/12/97            .225                     900,001
                                           --------                  ----------

Total for 1997                             $   .675                  $2,700,004
                                           ========                  ==========

Total Adjusted Cash from Operations remaining after payment of a special distribution to the general partners of Insured I was distributed 99% to the BUC$holders and 1% to the general partners of Insured I, see "Note 8 of Notes to Consolidated Financial Statements" included in Item 8. Accordingly, in connection with the distributions set forth in the table above, the general partners received, in payment of their 1% interest and special distributions, approximately $354,000 for the nine months ended September 30, 1997.

Cash distributions paid in 1997 were funded from current and previously undistributed cash flow from operations. Approximately $1,925,000 of the $3,600,000 paid to BUC$holders in 1997 represented a return of capital on a generally accepted accounting principles ("GAAP") basis. The return of capital on a GAAP basis was calculated as BUC$holder distributions less net income allocated to BUC$holders.

Total Adjusted Cash From Operations was defined as the excess of cash revenue from operations of Insured I's properties over cash disbursements, without deduction for depreciation and amortization but after a reasonable allowance for cash reserves for repairs, replacements, contingencies and other expenses, as was determined by the general partners of Insured I.

Recent Sales/Issuance of Unregistered Equity Securities
-------------------------------------------------------

(i)  Securities Issued

The following table sets forth the date of issuance, title and amount of unregistered securities issued by the Company since December 31, 1997:

Date of Sale                        Title                     Number
------------                        -----                     ------
05/28/98                            OP Units                   94,726
12/9/98                             OP Units                  208,914
12/9/98                             OP Units                  167,149

(ii)  Underwriters and Other Purchasers

May 28, 1998 and both December 9, 1998 sales. Underwriters were not retained in connection with the issuance of these securities. These OP Units were issued to the contributors of Governor's Square, Southgate and Crossroads East in exchange for part of the purchase price of the properties.

(iii)  Consideration

May 28, 1998 and both December 9, 1998 sales. These OP Units were issued in exchange for properties having an aggregate purchase price of approximately $28.1 million, with consideration of $6.1 million represented by the issuance of OP Units. There were no underwriting discounts or commissions with respect to such securities.

(iv)  Exemption from Registration Claimed

The OP Units were issued to "accredited investors" in transactions which were exempt from registration under Section 4 (2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data".

                                                         Year ended December 31,
                                  ------------------------------------------------------------------------
OPERATIONS                             1998*          1997*          1996*          1995*          1994*
----------                        ------------   ------------   ------------   ------------   ------------
Total revenues                    $ 19,504,803   $ 10,755,797   $  9,224,030   $  9,081,226   $  9,272,415

Total expenses                     (13,638,063)    (7,317,301)    (6,797,394)    (6,790,935)    (6,563,660)
                                  ------------   ------------   ------------   ------------   ------------

Income before gain on sale of        5,866,740      3,438,496      2,426,636      2,290,291      2,708,755
  investment

Gain on sale of investment in
  partnership                          779,893              0              0              0              0
                                  ------------   ------------   ------------   ------------   ------------

Net income                        $  6,646,633   $  3,438,496   $  2,426,636   $  2,290,291   $  2,708,755
                                  ============   ============   ============   ============   ============


Net income applicable to common
  shareholders**                  $  6,646,633   $  1,420,370***
                                  ============   ============

Net income per share (1)

Basic**                           $        .83   $        .18***
                                  ============   ============

Diluted**                         $        .82   $        .18***
                                  ============   ============

Weighted average shares
  outstanding

Basic**                              8,049,987      8,050,727***
                                  ============   ============

Diluted**                            8,075,390      8,050,727***
                                  ============   ============


                                                              December 31,
                                  ------------------------------------------------------------------------
FINANCIAL POSITION                    1998*          1997*          1996*          1995*          1994*
------------------                ------------   ------------   ------------   ------------   ------------

Total assets                      $195,389,970   $148,639,328   $ 75,842,337   $ 77,862,045   $ 79,552,661
                                  ============   ============   ============   ============   ============

Notes payable                     $ 58,864,099   $ 18,544,242   $  5,565,841   $  5,792,615   $  5,959,212
                                  ============   ============   ============   ============   ============

Total liabilities                 $ 65,402,567   $ 22,866,886   $  6,746,907   $  7,121,610   $  7,030,876
                                  ============   ============   ============   ============   ============

Minority interest                 $  6,803,895   $    727,431
                                  ============   ============

Total Shareholders'               $123,183,508   $125,045,011   $ 69,095,430   $ 70,740,435   $ 72,521,785
                                  ============   ============   ============   ============   ============
  Equity/Partners'
  Capital

DISTRIBUTIONS
-------------

Total BUC$holder distributions             N/A   $  2,700,004   $  3,600,005   $  3,600,005   $  3,600,003
                                                 ============   ============   ============   ============

Total shareholder distributions   $  8,330,865   $  1,932,174***
                                  ============    ===========

Distributions per share           $       1.04   $        .24***
                                  ============   ============

OTHER DATA
----------

                                                   Year          Three Months
                                                  Ended             Ended
                                               December 31,      December 31,
                                                   1998              1997
                                               ------------      ------------
Funds From Operations ("FFO") (2)              $  9,974,863      $  2,268,839
                                               ============      ============

Funds Available for Distribution ("FAD") (2)   $  8,969,572      $  2,171,071
                                               ============      ============

FFO payout ratio                                       83.5%             85.2%
                                               ============      ============
Cash flows from:
Operating activities                           $  9,750,580      $  2,417,220
                                               ============      ============
Investing activities                           $(20,253,955)     $ (8,938,616)
                                               ============      ============
Financing activities                           $  6,778,799      $ 10,297,819
                                               ============      ============

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

***Represents amount for the three months ended December 31, 1997.

(1) Net income per share equals net income divided by the weighted average shares outstanding for the period.

(2) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a definition of Funds From Operations and Funds Available for Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of December 31, 1998, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $123,184,000.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). As of December 31, 1998, there were 8,044,859 shares of Common Stock outstanding (an additional 517,625 shares were reserved for issuance upon conversion of OP Units).

For a discussion of the Company's Incentive Stock Option Plan, Stock Repurchase Plan and Shareholder Rights Plan, see "Item 5. Market for the Company's Common Stock and related Shareholder Matters".

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock. The plan concentrates principally on three areas: i) external growth, ii) internal growth and iii) the increase in the amount of stock owned in the Company by affiliates of the Advisor and the Property Manager.

The Company's external growth will be accomplished through continued acquisitions, on an individual or bulk basis, of shopping centers. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. Unlike most small capitalized REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. The Company is using its affiliation with Related to establish a national acquisition program. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO.

During the period January 1, 1998 through March 30, 1999, the Company acquired 12 neighborhood shopping centers for an aggregate purchase price of $78,815,000, not including acquisition fees and expenses of approximately $3,541,527. The acquisitions were financed through proceeds of an expandable $60 million senior revolving credit facility shared equally among BankBoston, KeyBank National Association and Citizens Bank of Rhode Island (the "Credit Facility"), the assumption of $23,952,320 of existing debt with respect to four of the acquisitions, the issuance of purchase money notes to sellers amounting to $705,000 with respect to two of the acquisitions and the issuance of 470,789 OP Units (subject to adjustment) valued at $6,120,257 with respect to three of the acquisitions.

Internal growth will occur from the continued re-deployment of proceeds from the sale or other disposition of non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals.

During 1998, the Company disposed of three non-core assets. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale. On June 24, 1998 Walsh/Cross Creek L.P. (the "Owner"), the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 million. The Owner then fully repaid its outstanding debt due to the Company totaling $22,199,045 including a $16,971,528 FHA Mortgage, a $1,783,900 equity loan, a $3,060,000 additional loan made by the Company to the Owner, a $286,948 prepayment penalty due the Company on the FHA Mortgage and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $92,504 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. The Company used the proceeds from the Dominion and Cross Creek asset dispositions to reduce its outstanding debt under the Credit Facility. On August 26, 1998, FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments and one of the FHA Mortgagors, repaid in full (after completing a refinancing with an unaffiliated third party) the outstanding balance of its Mortgage Loan in the amount of $8,380,752 plus accrued interest through August 26, 1998 of $48,189 resulting in a loss on the repayment in the amount of $45,934 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. Simultaneously, the Company invested $895,200 for a 40% interest as a limited partner in FAI. This equity interest will earn a monthly pre-ferred return of 10.5% on $895,200 plus 40% of excess cash flow and sale or refinancing proceeds. In September 1998, the Company used the repayment proceeds from the Weatherly Walk asset disposition as well as proceeds from the Credit Facility to purchase two shopping centers.

Finally, the Company will encourage the Advisor and its affiliates to increase their ownership in the Company. The Company believes that this is necessary in order to more closely align the interest of management with that of the Company and to demonstrate that the Advisor has a long-term commitment to the success of the Company. During 1998, the ownership of the outstanding Common Stock of the Company by affiliates of the Advisor increased from .9% to 2.3%. In addition, during 1998, ownership of OP Units by affiliates of the Advisor increased from 46,836 OP Units to 252,277 OP Units. Assuming conversion of all outstanding OP Units, the ownership in the Company by affiliates of the Advisor increased from 1.5% to 5.0%.

The Company's growth will be financed through proceeds of the Credit Facility, the issuance of shares of the Company's common stock or OP Units in exchange for real estate, funds generated from operations in excess of distributions and from placements of equity. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate exposure on a portion of the Credit Facility debt to a fixed 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The estimated fair value of this agreement was a liability of approximately $86,000 on December 31, 1998.

As a REIT, the Company is required to distribute at least 95% of its taxable income to maintain REIT status. Funds generated from operations are expected to be more than sufficient to allow the Company to meet this requirement.

The Advisor believes that the stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i) Geographic diversity of its portfolio of real estate and its mortgage note.

(ii) 54% of total revenues for the year ended December 31, 1998 (excluding gain on sale of investment in partnership) were earned from shopping center anchor tenants which are national credit tenants and from interest on FHA Mortgages.

(iii) No single asset accounts for more than 7% of total revenues for the year ended December 31, 1998.

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

During the year ended December 31, 1998, cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $3,725,000. This decrease was primarily due to acquisitions of and improvements to real estate ($52,293,000), distributions paid ($7,729,000), an investment in an operating partnership ($895,000) and an increase in deferred loan costs ($897,000) which exceeded cash provided by operating activities ($9,751,000), proceeds from the sale of Dominion ($4,728,000), principal payments received on Mortgage Loans ($27,528,000), net repayment of loans receivable from affiliates ($979,000) and net proceeds from notes payable ($15,663,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on sale of investment in partnerships ($780,000), a loss on repayments of Mortgage Loans receivable ($138,000) and depreciation and amortization ($3,966,000).

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of March 1, 1999, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of March 1, 1999, this space has not been re-leased.

(iii) On March 1, 1999 Penn Traffic Co., parent of Big Bear Stores, an anchor tenant in the Southgate Shopping Center, filed for Chapter 11 bankruptcy. Penn Traffic has 60 days to affirm or reject the lease. The Company expects (a) this lease will be affirmed,

(b) the 60 days rent is post petition and will be paid in full and (c) in the unlikely event this lease were rejected, there are alternative grocery retailers which are ready to take over this location immediately at a rent equal to or exceeding the present lease.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares would have been based upon a percentage of the increase in value of the Company, ("the Added Value") if any, as of October 10, 1998 based upon the difference between (i) the trading prices of the Company's shares of common stock during the six month period ended October 10, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. As of October 10, 1998, there was no Added Value and therefore, Class Counsel did not file a petition for Counsel's Fee Shares.

For a discussion of environmental issues affecting one of the Company's Retail Properties see "Item 1. Business-Regulations".

In January 1999, a distribution of $2,534,135 ($.315 per share) which was declared in December 1998 was paid to the shareholders. Of the total amount distributed, $1,930,766 ($.24 per share) represented an ordinary distribution from cash flow from operations for the quarter ended December 31, 1998 and $603,369 ($.075 per share) represented a capital gain distribution relating to the sale of three non-core assets.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

The following is a summary of the results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. The net income for the years ended December 31, 1998, 1997 and 1996 was $6,646,633, $3,438,496 and $2,426,636,
respectively.

1998 vs. 1997
-------------

For the year ended December 31, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to (i) the Consolidation of Insured I with three other Partnerships on October 1, 1997 which resulted in the formation of the Company and (ii) the purchase of 14 shopping centers after the Consolidation. The Company's results of operations for the year ended December 31, 1998 consisted primarily of the results of the Company's investment in 28 shopping centers, three garden apartment complexes, three participating FHA co-insured Mortgage Loans and a gain on the sale of an investment in one garden apartment complex. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of the Company's investment in 11 shopping centers for the nine months ended September 30, 1997 and the results of the Company's investment in fourteen shopping centers, two garden apartment complexes and three participating FHA co-insured Mortgage Loans for the three months ended December 31, 1997. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of shopping centers.

Rental income increased approximately $5,641,000 for the year ended December 31, 1998 as compared to 1997. An increase of $1,437,000 was due to the three shopping centers acquired from Insured II in the Consolidation (the "Insured II Acquisitions") and an increase of $4,003,000 was due to the acquisition of 14 shopping centers after the Consolidation (the "New Acquisitions"). Excluding these acquisitions, rental income increased approximately $201,000 for the year ended December 31, 1998 as compared to 1997 primarily due to an increase in rental rates at Pablo Plaza and Winery Square and an increase in percentage rents received at Mountain Park Plaza.

Tenant reimbursements increased approximately $1,961,000 for the year ended December 31, 1998 as compared to 1997. Increases of $451,000 and $697,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, tenant reimbursements increased approximately $813,000 for the year ended December 31, 1998 as compared to 1997 primarily due to additional billings to tenants and increases in estimates for recoverable amounts in 1998.

Income from equity investments increased approximately $230,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the two equity interests in Multifamily Properties acquired from Summit Preferred in the Consolidation and the purchase of another equity interest in a Multifamily Property on August 26, 1998.

Interest income increased approximately $898,000 for the year ended December 31, 1998 as compared to 1997. An increase of $843,000 was due to interest income relating to the three FHA Mortgages and the Cross Creek Loan acquired from Eagle. Excluding such income, interest income increased approximately $55,000 for the year ended December 31, 1998 as compared to 1997 primarily due to higher invested cash balances in 1998.

Other income increased approximately $19,000 for the year ended December 31, 1998 as compared to 1997. Increases of $23,000 and $15,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, other income decreased approximately $19,000 for the year ended December 31, 1998 as compared to 1997 primarily due to decreases in late charges at Westbird, Pablo Plaza and Highland Fair and a decrease in lease settlement income at Mountain Park Plaza in 1998.

Repairs and maintenance increased approximately $572,000 for the year ended December 31, 1998 as compared to 1997. Increases of $214,000 and $304,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, repairs and maintenance increased approximately 6% for the year ended December 31, 1998 as compared to 1997.

Real estate taxes increased approximately $534,000 for the year ended December 31, 1998 as compared to 1997. Increases of $207,000 and $325,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, real estate taxes increased less than 1% for the year ended December 31, 1998 as compared to 1997.

Interest expense increased approximately $1,373,000 for the year ended December 31, 1998 as compared to 1997 primarily due to interest expense relating to the Credit Facility and the assumption of existing debt with respect to four of the New Acquisitions.

General and administrative expenses increased approximately $1,632,000 for the year ended December 31, 1998 as compared to 1997. Increases of $92,000 and $376,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, general and administrative expenses increased approximately $1,164,000 for the year ended December 31, 1998 as compared to 1997. The increase was primarily due to fees relating to the unused portion of the Credit Facility, state income taxes resulting from qualification as a REIT, asset management fees incurred to the Advisor, an increase in printing and investor service expenses resulting from an increase in investors, an increase in audit/tax fees, and expense reimbursements to the Advisor and its affiliates due to the Insured II Acquisitions and the New Acquisitions and fees to the independent directors relating to their services for 1998.

Depreciation and amortization increased approximately $1,194,000 for the year ended December 31, 1998 as compared to 1997. An increase of $295,000 was due to the Insured II Acquisitions, an increase of $777,000 was due to the New Acquisitions and an increase of $144,000 was due to an increase in amortization of deferred loan costs relating to the Credit Facility. Excluding these increases, depreciation and amortization decreased approximately 1% for the year ended December 31, 1998 as compared to 1997.

Minority interest in the income of the Operating Partnership increased approximately $85,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the issuance of OP Units with respect to three of the New Acquisitions.

Other expenses increased approximately $930,000 for the year ended December 31, 1998 as compared to 1997. Increases of $147,000 and $248,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, other expenses increased approximately $535,000 for the year ended December 31, 1998 as compared to 1997 primarily due to losses on the repayment of the Cross Creek and Weatherly Walk Mortgage Loans, an increase in utilities at Highland Fair, Winery Square, Mountain Park Plaza and Forest Park Square and an increase in bad debt expense resulting from an increase in reserves at Westbird, Pablo Plaza, Winery Square and Forest Park Square.

A gain on sale of investment in partnership in the amount of approximately $780,000 was recorded for the year ended December 31, 1998 relating to the sale of the Company's limited partnership interest in Dominion.

Westbird, Pablo Plaza, Highland Fair, Town West, Mountain Park Plaza, Winery Square, Cactus Village, Kokomo Plaza, Forest Park Square, Hickory Plaza, and Southhaven were the shopping centers which were owned by the Company during all of 1998 and 1997.

1997 vs. 1996
-------------

For the year ended December 31, 1997 as compared to 1996, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Insured I with three other Partnerships on October 1, 1997 which resulted in the formation of the Company. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of the Company's investment in 11 shopping centers for the nine months ended September 30, 1997 and the results of the Company's investment in fourteen shopping centers, two garden apartment complexes and three participating FHA co-insured Mortgage Loans for the three months ended December 31, 1997. The Company's results of operations for the year ended December 31, 1996 consisted primarily of the results of Insured I's investment in eleven shopping centers. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of shopping centers.

Rental income increased approximately $664,000 for the year ended December 31, 1997 as compared to 1996. An increase of $471,000 was due to the three shopping centers acquired from Insured II in the Consolidation (the "Insured II Acquisitions"). Excluding these acquisitions, rental income increased approximately $193,000 for the year ended December 31, 1997 as compared to 1996 primarily due to an increase in rental rates and occupancy at both Cactus Village and Mountain View Village.

Tenant reimbursements decreased approximately $67,000 for the year ended December 31, 1997 as compared to 1996. An increase of $115,000 was due to the Insured II Acquisitions. Excluding these acquisitions, tenant reimbursements decreased approximately 9% for the year ended December 31, 1997 as compared to 1996.

Income from equity investments in the amount of approximately $194,000 was recorded for the year ended December 31, 1997 relating to two partnership interests in Multifamily Properties which were acquired from Summit Preferred in the Consolidation.

Interest income increased approximately $711,000 for the year ended December 31, 1997 as compared to 1996. An increase of $656,000 was due to interest income relating to the three FHA Mortgages and the Cross Creek Loan acquired from Eagle. Excluding such income, interest income increased approximately $55,000 for the year ended December 31, 1997 as compared to 1996 primarily due to higher invested cash balances in 1997.

Other income increased approximately $30,000 for the year ended December 31, 1997 as compared to 1996. There was an increase of $4,000 due to the Insured II Acquisitions. Excluding these acquisitions, other income increased approximately $26,000 for the year ended December 31, 1997 as compared to 1996 primarily due to increases in late charges at Westbird, Highland Fair and Winery Square and increases in lease settlement income at Westbird and Mountain Park Plaza in 1998.

Repairs and maintenance increased approximately $39,000 for the year ended December 31, 1997 as compared to 1996. An increase of $31,000 was due to the Insured II Acquisitions. Excluding these acquisitions, repairs and maintenance increased approximately 1% for the year ended December 31, 1997 as compared to 1996.

Real estate taxes increased approximately $115,000 for the year ended December 31, 1997 as compared to 1996. An increase of $72,000 was due to the Insured II Acquisitions. Excluding these acquisitions, real estate taxes increased approximately 4% for the year ended December 31, 1997 as compared to 1996.

Interest expense increased approximately $27,000 for the year ended December 31, 1997 as compared to 1996 primarily due to interest expense relating to the Credit Facility.

General and administrative expenses increased approximately $532,000 for the year ended December 31, 1997 as compared to 1996. An increase of $157,000 was due to the Insured II Acquisitions. Excluding these acquisitions, general and administrative expenses increased approximately $375,000 for the year ended December 31, 1997 as compared to 1996 primarily due to asset management fees incurred to the Advisor, an increase in property management fees and an increase in audit/tax fees due to the Insured II Acquisitions and the assets acquired from Summit Preferred and Eagle in the Consolidation.

Depreciation and amortization decreased approximately $103,000 for the year ended December 31, 1997 as compared to 1996. There was an increase of $98,000 due to the Insured II Acquisitions and an increase of $71,000 due to amortization of deferred loan costs relating to the Credit Facility. Excluding these increases, depreciation and amortization decreased approximately $272,000 for the year ended December 31, 1997 as compared to 1996.

Minority interest in the income of the Operating Partnership in the amount of approximately $8,000 was recorded for the year ended December 31, 1997.

Other expenses decreased approximately $99,000 for the year ended December 31, 1997 as compared to 1996 primarily due to a decrease in bad debt expense resulting from a decrease in reserves at Winery Square.

Westbird, Pablo Plaza, Highland Fair, Town West, Mountain Park Plaza, Winery Square, Cactus Village, Kokomo Plaza, Forest Park Square, Hickory Plaza and Southhaven were the shopping centers which were owned by the Company during all of 1997 and 1996.

Funds from Operations and Funds Available for Distribution
----------------------------------------------------------

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), applicable to common shares excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $191,057 and $66,331 for the year ended December 31, 1998 and the three months ended December 31, 1997, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

Funds available for distribution ("FAD") represents FFO plus recurring principal receipts from mortgage loans less reserves for lease commissions, recurring capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

FFO, as calculated in accordance with the NAREIT definition, and FAD for the year ended December 31, 1998 and the three months ended December 31, 1997 are summarized in the following table:

                                                      Year         Three Months
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                      1998             1997
                                                  ------------     -----------
Net income applicable to common shareholders      $  6,646,633     $ 1,420,370
Gain on sale of investment in partnership             (779,893)              0
Loss on repayment of Cross Creek receivable             92,504               0
Loss on repayment of Weatherly Walk receivable          45,934               0
Depreciation and amortization of real property       3,143,873         617,567
Amortization of insurance contract                     600,580         150,145
Proportionate share of adjustments to equity
  in income from equity investments to arrive
  at funds from operations                             225,232          80,757
                                                  ------------     -----------

Funds From Operations ("FFO")                        9,974,863       2,268,839

Amortization of deferred financing costs               222,538          72,036
Principal payments received on mortgage loans          105,124          39,994
Straight-lining of property rentals for
  rent escalations                                    (191,057)        (66,331)
Improvements to real estate                           (695,177)        (36,283)
Principal repayments on notes payable                 (280,463)        (64,717)
Leasing commissions                                   (166,256)        (42,467)
                                                  ------------     -----------

Funds Available for Distribution ("FAD")          $  8,969,572     $ 2,171,071
                                                  ============     ===========

Distributions to shareholders                     $  8,330,865     $ 1,932,174
                                                  ============     ===========

FFO payout ratio                                          83.5%           85.2%
                                                  ============     ===========

Cash flows from:
Operating activities                              $  9,750,580     $ 6,533,038
                                                  ============     ===========
Investing activities                              $(20,253,955)    $(9,098,167)
                                                  ============     ===========
Financing activities                              $  6,778,799     $(6,895,166)
                                                  ============     ===========

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2000. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

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

Year 2000 Compliance
--------------------

The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor has upgraded its computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Advisor are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

With regard to third parties, the Company's Advisor is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Company has received assurances from a majority of its third parties with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Company has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Company relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

Inflation
---------

Inflation did not have a material effect on the Company's results for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The nature of the Company's investments and the Credit Facility used to raise capital for their acquisition expose the Company to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and International political considerations and other factors beyond the control of the Company.

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments. For example, based on the $29,318,000 outstanding under the Credit Facility at December 31, 1998, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $293,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $586,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. For example, based on the $29,318,000 outstanding under the Credit Facility at December 31, 1998, the Company estimates that a 1% decline in the 30 day Euro-contract rate would increase the Company's annual net income by approximately $293,000, and a 2% decline in the 30 day Euro-contract rate would increase net income by approximately $586,000. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Item 8.  Financial Statements and Supplementary Data.
                                                                                  Page
                                                                                  ----
(a) 1.   Financial Statements
         --------------------

         Independent Auditors' Report                                              23

         Consolidated Balance Sheets as of December 31, 1998 and 1997              24

         Consolidated   Statements   of  Income  for  the  years  ended
         December 31, 1998, 1997 and 1996                                          25

         Consolidated Statements of Changes in Shareholders' Equity/Partners'
         Capital (Deficit) for the years ended December 31, 1998, 1997 and 1996    26

         Consolidated  Statements  of Cash  Flows for the  years  ended
         December 31, 1998, 1997 and 1996                                          27

         Notes to Consolidated Financial Statements                                29


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors of
Aegis Realty, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Aegis Realty, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity/partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aegis Realty, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 19, 1999

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
                                     ASSETS
Real estate, net                                     $174,876,580   $ 94,638,187
Investment in partnerships                              6,095,543      9,296,088
Mortgage loans receivable                               3,267,037     30,980,995
Loans receivable from affiliates                        2,081,015      3,060,000
Cash and cash equivalents                               3,003,474      6,728,050
Accounts receivable-tenants, net of
  allowance for doubtful accounts
  of $383,000 and $304,000, respectively                2,442,896      1,169,526
Deferred costs, net                                     2,387,683      2,226,832
Other assets                                            1,235,742        539,650
                                                     ------------   ------------

  Total Assets                                       $195,389,970   $148,639,328
                                                     ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                      $ 58,864,099   $ 18,544,242
  Accounts payable and other liabilities                3,575,499      1,871,394
  Due to Advisor and affiliates                           355,915        507,835
  Distributions payable                                 2,607,054      1,943,415
                                                     ------------   ------------

  Total Liabilities                                    65,402,567     22,866,886
                                                     ------------   ------------

Minority interest of unitholders
  in the Operating Partnership                          6,803,895        727,431
                                                     ------------   ------------

Commitments and Contingencies

  Shareholders' equity:
  Common stock; $.01 par value;
    50,000,000 shares authorized;
    8,051,159 issued and 8,044,859
    outstanding and 8,050,727 shares
    issued and outstanding in 1998
    and 1997, respectively                                 80,511         80,507
  Treasury stock; $.01 par value;
    6,300 and 0 shares, respectively                          (63)             0
  Additional paid in capital                          125,299,096    125,476,308
  Distributions in excess of net income                (2,196,036)      (511,804)
                                                     ------------   ------------

  Total Shareholders' Equity                          123,183,508    125,045,011
                                                     ------------   ------------

  Total Liabilities and Shareholders' Equity         $195,389,970   $148,639,328
                                                     ============   ============


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------    ----------
Revenues:

  Rental income                           $13,402,982  $ 7,761,826    $7,097,398
  Tenant reimbursements                     3,914,656    1,953,948     2,021,201
  Income from equity investments              423,624      193,511             0
  Interest income                           1,649,071      751,142        39,845
  Other                                       114,470       95,370        65,586
                                          -----------  -----------    ----------

  Total revenues                           19,504,803   10,755,797     9,224,030
                                          -----------  -----------    ----------

Expenses:

  Repairs and maintenance                   1,503,746      931,588       892,434
  Real estate taxes                         1,724,424    1,190,345     1,075,573
  Interest                                  1,931,874      558,994       531,504
  General and administrative                3,225,639    1,593,612     1,061,319
  Depreciation and amortization             3,849,190    2,655,049     2,758,415
  Minority interest in income
    of the Operating Partnership               93,547        8,263             0
  Other                                     1,309,643      379,450       478,149
                                          -----------  -----------    ----------

  Total expenses                           13,638,063    7,317,301     6,797,394
                                          -----------  -----------    ----------

Income before gain on sale of investment    5,866,740    3,438,496     2,426,636

Gain on sale of investment in partnership     779,893            0             0
                                          -----------  -----------    ----------

Net income                                $ 6,646,633  $ 3,438,496    $2,426,636
                                          ===========  ===========    ==========

Net income per share:

  Basic*                                  $       .83  $       .18**
                                          ===========  ===========

  Diluted*                                $       .82  $      .18**
                                          ===========  ==========

Weighted average shares
  outstanding

Basic**                                     8,049,987      8,050,727***
                                         ============   ============

Diluted**                                   8,075,390      8,050,727***
                                         ============   ============

*Net income per unit information for periods before October 1, 1997 is not presented because it is not indicative to the Company's continuing capital structure.

**Represents amount for the three months ended December 31, 1997.


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
              IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)


                                                        Common Stock    Treasury Stock   Additional   Distributions
                           Limited       General    ------------------  --------------     Paid-in    in Excess of
                           Partners      Partners     Shares    Amount  Shares  Amount     Capital      Net Income        Total
                         ------------   ---------   ---------  -------  ------  ------  ------------- -------------   -------------
Balance at
  January 1, 1996        $ 70,980,748   $(240,313)          0        0       0      0               0             0   $  70,740,435
Net income                  1,971,450     455,186           0        0       0      0               0             0       2,426,636
Distributions              (3,600,005)   (471,636)          0        0       0      0               0             0      (4,071,641)
                         ------------   ---------   ---------  -------  ------   ----   -------------   -----------   -------------

Balance at
  December 31, 1996        69,352,193    (256,763)          0        0       0      0               0             0      69,095,430
Net income -
  January 1, 1997 to
  September 30, 1997        1,674,755     343,371           0        0       0      0               0             0       2,018,126
Distributions -
  January 1, 1997 to
  September 30, 1997       (3,600,005)   (362,818)          0        0       0      0               0             0      (3,962,823)
Consolidation and
  issuance of shares      (67,426,943)    276,210   8,050,727  $80,507       0      0   $ 126,719,503             0      59,649,277
Consolidation costs                 0           0           0        0       0      0      (1,243,195)            0      (1,243,195)
Net income -
  October 1, 1997 to
  December 31, 1997                 0           0           0        0       0      0               0   $ 1,420,370       1,420,370
Distributions -
  October 1, 1997 to
  December 31, 1997                 0           0           0        0       0      0               0    (1,932,174)     (1,932,174)
                         ------------   ---------   ---------  -------  ------   ----   -------------   -----------   -------------

Balance at
  December 31, 1997                 0           0   8,050,727   80,507       0      0     125,476,308      (511,804)    125,045,011

Net income                          0           0           0        0       0      0               0     6,646,633       6,646,633
Issuance of shares
  of common stock                   0           0         432        4       0      0           4,996             0           5,000
Purchase of
  treasury shares                   0           0           0        0  (6,300)  $(63)        (58,516)            0         (58,579)
Consolidation costs                 0           0           0        0       0      0        (123,692)            0        (123,692)
Distributions                       0           0           0        0       0      0               0    (8,330,865)     (8,330,865)
                         ------------   ---------   ---------  -------  ------   ----   -------------   -----------   -------------
Balance at
  December 31, 1998      $          0   $       0   8,051,159  $80,511  (6,300)  $(63)  $ 125,299,096   $(2,196,036)  $ 123,183,508
                         ============   =========   =========  =======  ======   ====   =============   ===========   =============

See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                             -----------------------------------------
                                                  1998           1997          1996
                                             ------------   ------------   -----------
Cash flows from operating activities:

Net income                                   $  6,646,633   $  3,438,496   $ 2,426,636
                                             ------------   ------------   -----------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Gain on sale of investment in partnership      (779,893)             0             0
  Loss on repayments of mortgage
    loans receivable                              138,438              0             0
  Depreciation and amortization                 3,966,178      2,702,274     2,758,415
  Minority interest in income of the
    Operating Partnership                          93,547          8,263             0
  Distributions from equity investments
    in excess of (exceeded by) income              97,954        (19,448)            0
  Changes in assets and liabilities:
  (Increase) decrease in accounts
    receivable-tenants                         (1,353,348)        15,090       281,873
  Increase (decrease) in allowance for
    doubtful accounts                              79,978           (907)     (206,391)
  Increase in other assets                       (696,092)      (213,902)       (4,535)
  (Decrease) increase in due to Advisor,
    general partners and affiliates              (146,920)       159,251        45,821
  (Decrease) increase in accounts payable
    and other liabilities                       1,704,105        491,380      (139,341)
                                             ------------   ------------   -----------
    Total adjustments                           3,103,947      3,142,001     2,735,842
                                             ------------   ------------   -----------

  Net cash provided by operating
    activities                                  9,750,580      6,580,497     5,162,478
                                             ------------   ------------   -----------

Cash flows from investing activities:

  Proceeds from sale of investment
    in partnership                              4,727,500              0             0
  Improvements to real estate                    (695,177)       (33,486)     (119,325)
  Acquisitions of real estate                 (51,598,294)    (8,912,945)            0
  Increase in deferred acquisition
    expenses                                     (114,229)       (47,459)            0
  Leasing commissions                            (166,256)      (191,730)     (349,450)
  Repayment of loan receivable
    from affiliate                              3,060,000              0             0
  Loans made to affiliate                      (2,081,015)             0             0
  Principal payments received
    on mortgage loans                          27,528,253         39,994             0
  Closing costs relating to the
    repayment of mortgage loan receivable         (19,537)             0             0
  Investment in partnership                      (895,200)             0             0
                                             ------------   ------------   -----------

  Net cash used in investing activities       (20,253,955)    (9,145,626)     (468,775)
                                             ------------   ------------   -----------

Cash flows from financing activities:

  Repayments of notes payable                 (28,905,463)    (1,720,907)     (226,774)
  Proceeds from notes payable                  44,568,000     13,375,000             0
  Distributions paid                           (7,728,904)    (5,099,300)   (4,126,050)
  Increase in deferred loan costs                (896,901)      (919,302)            0
  Decrease in minority interest                  (137,340)       (18,474)            0
  Cash effect of Consolidation and
    issuance of shares                                  0      2,510,103             0
  Purchase of treasury shares                     (58,579)             0             0
  Consolidation costs                            (123,692)    (1,243,195)            0
  Increase in distributions payable
    to minority interest                           61,678         11,241             0
                                             ------------   ------------   -----------

  Net cash provided by (used in)
   financing activities                         6,778,799      6,895,166    (4,352,824)
                                             ------------   ------------   -----------

                                                                     (continued)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                         ------------------------------------------
                                              1998            1997          1996
                                         ------------   -------------   -----------
Net increase (decrease) in cash
  and cash equivalents                     (3,724,576)      4,330,037       340,879

Cash and cash equivalents at the
  beginning of the year                     6,728,050       2,398,013     2,057,134
                                         ------------   -------------   -----------

Cash and cash equivalents at the
  end of the year                        $  3,003,474   $   6,728,050   $ 2,398,013
                                         ============   =============   ===========

Supplemental information:
  Interest paid                          $  1,626,784   $     562,240   $   532,799
                                         ============   =============   ===========

Supplemental disclosure of noncash
  investing and financing activities:

Notes payable assumed in acquisition
  of real estate                         $ 23,952,320   $           0   $         0
                                         ============   =============   ===========

Real estate acquired for units
  in the Operating Partnership           $  6,120,257   $           0   $         0
                                         ============   =============   ===========

Issuance of shares of common stock for
  director fees                          $      5,000   $           0   $         0
                                         ============   =============   ===========

Reclassification of deferred
  acquisition expenses to
  real estate upon purchase              $     47,459   $           0   $         0
                                         ============   =============   ===========

Real estate acquired through issuance
  of purchase money notes to sellers     $    705,000   $           0   $         0
                                         ============   =============   ===========

Consolidation and issuance of shares:

Increase in real estate                  $          0   $ (16,856,558)  $         0
Increase in investment in partnerships              0      (9,295,706)            0
Increase in mortgage loans receivable               0     (31,049,146)            0
Increase in loan receivable
  from affiliate                                    0      (3,060,000)            0
Increase in accounts receivable-tenants             0        (380,490)            0
Increase in other assets                            0        (243,231)            0
Increase in notes payable                           0       1,324,308             0
Increase in accounts payable and
  other liabilities                                 0         340,138             0
Increase in due to Advisor, general
  partners and affiliates                           0         207,392             0
Increase in distributions payable                   0       1,136,477             0
Decrease in limited partners' capital               0     (67,426,943)            0
Increase in general partners' capital               0         276,210             0
Increase in minority interest                       0         737,642             0
Issuance of shares of common stock                  0     124,289,907             0
                                                        -------------   -----------

                                         $          0   $           0   $         0
                                         ============   =============   ===========

Distributions declared                   $ (8,330,865)  $  (5,894,997)  $(4,071,641)
Increase (decrease) in distributions
  payable to shareholders/partners            601,961         795,697       (54,409)
                                         ------------   -------------   -----------

Distributions paid                       $ (7,728,904)  $  (5,099,300)  $(4,126,050)
                                         ============   =============   ===========

See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company is organized and managed as a single business segment. As of December 31, 1998, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage").

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and subsidiaries and, for references prior to October 1, 1997 refers to, Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their partnership interest in each Partnership. The Common Stock commenced trading on the American Stock Exchange on October 10, 1997 under the symbol "AER". As of December 31, 1998, there were 8,044,859 shares of Common Stock outstanding (an additional 517,625 shares were reserved for issuance upon conversation of OP Units, as defined below).

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs. Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. On June 4, 1998, 216 shares, having an aggregate value of $2,500 as of that date, were issued to each independent director as compensation for their services for the quarter ended December 31, 1997.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 93.96% of the units of partnership interest (the "OP Units") at December 31, 1998. Also, at December 31, 1998, 3.05% and 2.99% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, was deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $60,387,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). No goodwill was recorded in the Consolidation. Results of operations and other operating financial data for the Company for the years ended December 31, 1998, 1997 and 1996 include information for the entire periods presented with respect to Insured I, but only include information for the period October 1, 1997 to December 31, 1998 with respect to the other Partnerships. Insured I is a Delaware limited partnership formed on December 12, 1985 which, subsequent to the Consolidation, became an indirectly wholly-owned subsidiary of the Company.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

c)  Real Estate

The carrying amount of property and equipment includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties less amounts received from sellers' rental guarantees. Buildings are depreciated on a straight line basis over their estimated useful lives, generally 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d)  Investment in Partnerships

The Company accounts for its investment as a limited partner in partnerships, which own the Multifamily Properties, using the equity method of accounting.

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

The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The Advisor believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's properties and loans. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the investments to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded during the years ended December 31, 1998, 1997 and 1996.

g)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

h)  Deferred Insurance Costs

Costs related to insurance policies from Continental Casualty Company (see
Note 3) are being amortized over a 10 year period.

i)  Deferred Loan Costs

Costs incurred in connection with the Company's debt have been capitalized and are being amortized over the life of the respective debt using the effective yield method.

j)  Deferred Leasing Commissions

Costs incurred in connection with the lease-up of vacant space and lease renewals have been capitalized and are being amortized over the term of the underlying leases.

Amortization related to the deferred costs described in (h), (i) and (j) above is included in depreciation and amortization expense.

k)  Deferred Acquisition Expenses

Costs incurred in connection with the proposed purchase of Retail Properties are deferred. Upon acquisition of Retail Properties, the associated costs are capitalized as real estate. Costs incurred in connection with Retail Properties which are not acquired are charged to operations.

l)  Consolidation Costs

Costs incurred in the Consolidation including legal, accounting and registration fees, amounting to $1,366,887 and $7,953 were charged to shareholders' equity and minority interest of unit holders in the OP, respectively.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m)  Rental Income

Rental income includes amounts received and accrued from operating leases as well as amounts related to the reimbursement of common area maintenance charges, real estate taxes and insurance. The straight-line basis is used to recognize base rents under leases which provide for varying rents over the lease terms.

n)  Income Taxes

The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions. At December 31, 1998, the net tax basis of the Company's assets and liabilities exceeded the net book basis by approximately $9,974,000.

During 1998, the Company declared distributions of $1.035 per share. For Federal income tax purposes, $.05 per share of ordinary income was carried over from 1997, $.755 and $.075 per share of ordinary income and capital gain income, respectively, was reported to shareholders for 1998 and $.26 per share of ordinary income was carried over to 1999.

o)  Comprehensive Income

Because the Company has no items of other comprehensive income, the Company's net income and comprehensive income are the same for all periods presented.

p)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

q)  New Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2000. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

r)  Reclassifications

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE 3 - Real Estate

The components of real estate are as follows:

                                                          December 31,
                                               --------------------------------
                                                    1998               1997
                                               -------------      -------------
Land                                           $  39,467,426      $  27,622,941
Buildings and improvements                       154,677,484         83,419,863
                                               -------------      -------------
                                                 194,144,910        111,042,804

Less:  Accumulated depreciation                  (19,268,330)       (16,404,617)
                                               -------------      -------------

                                               $ 174,876,580      $  94,638,187
                                               =============      =============

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period January 1, 1998 through December 31, 1998, the Company acquired 12 neighborhood shopping centers for an aggregate purchase price of $78,815,000, not including acquisition fees and expenses of approximately $3,541,527. The acquisitions were financed through proceeds of an expandable $60 million senior revolving credit facility shared equally among BankBoston, KeyBank National Association and Citizens Bank of Rhode Island (the "Credit Facility"), the assumption of $23,952,320 of existing debt with respect to four of the acquisitions, the issuance of purchase money notes to sellers amounting to $705,000 with respect to two of the acquisitions and the issuance of 470,789 OP Units (subject to adjustment) valued at $6,120,257 with respect to three of the acquisitions. Further information regarding the 12 acquisitions is as follows:

                                    Acquisition                                                    % Square
                                       Price/                   Purchase                 Gross       Feet
                                    Acquisition   Assumption      Money                 Leasable   Leased at
 Name and                  Date      Fees and     of Existing   Notes to     OP Units/   Square     Date of
 Location                Acquired    Expenses         Debt       Sellers       Value      Feet    Acquisition    Main Anchor Tenant
---------                --------   -----------   -----------   --------    ----------  --------  -----------  --------------------
Barclay Place             3/31/98   $ 3,800,000   $ 2,587,081                             81,459      85%      Food Lion
  Lakeland, FL                      $   220,030

The Village At Waterford  4/22/98   $ 6,250,000   $ 4,063,567                             79,162     100%      Winn-Dixie
  Midlothian, VA                    $   318,913

Governor's Square         5/28/98   $ 8,200,000                              94,726(a)   183,340      83%      Odd Lots
  Montgomery, AL                    $   321,549                          $1,231,438

Marion City Square        6/25/98   $ 5,100,000                                          163,970      83%      Roses, Bi-Lo & CVS
  Marion, NC                        $   275,062

Dunlop Village            9/1/98    $ 5,000,000                                           77,315      96%      Food Lion & CVS
  Colonial Heights, VA              $   241,710

Centre Stage              9/2/98    $ 6,990,000                                          146,549      98%      K-Mart & Food Lion
  Springfield, TN                   $   352,210

White Oaks Plaza          9/9/98    $ 8,125,000                                          186,758     100%      Winn-Dixie & Wal-Mart
  Spindale, NC                      $   545,493

Cape Henry                9/29/98   $ 3,900,000                                           55,075     100%      Food Lion & Rite-Aid
  Virginia Beach, VA                $   209,583

Emporia West              11/17/98  $ 2,900,000                                           76,705      98%      Dillon Food Store
  Emporia, KS                       $   154,707

Oxford Mall               11/24/98  $ 8,650,000   $ 6,413,288                            166,880      94%      Goody's, JC Penney,
  Oxford, MS                        $   291,902                                                                Stage & Wal-Mart (c)

Southgate                 12/9/98   $15,100,000   $10,888,384   $200,000    208,914(a)   213,923      99%      Big Bear Stores,
  Heath, OH                         $   460,468                          $2,715,882                            Dunham's Sporting,
                                                                                                               Odd Lots & Rite-Aid

Crossroads East           12/9/98   $ 4,800,000                 $505,000    167,149(a)    71,925      78%      (b)
  Columbus, OH                      $   149,900                          $2,172,937

(a) The OP Units are convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of the closing date. The OP Units were issued at an agreed upon value of $13 per unit. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) is less than $13, the Company is obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day period ending on such date. The additional OP Units which would have to be issued to the sellers of Governor's Square, Southgate and Crossroads East on the Post-Closing Adjustment Date, based on the Average Price Per Share of 9 7/8 on December 31, 1998, are 29,977, 66,112 and 52,895, respectively.

(b) The current configuration of the shopping center does not include an anchor tenant.

(c) The portion of the property occupied by Wal-Mart is not owned by the Company.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at December 31, 1998 and 1997. However, the carrying value of certain properties may be in excess of their fair values as of such dates.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table lists each of the Company's investment properties whose rental revenues accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 1998.

                                                1998         1997*         1996*
                                                ----         ----          ----
1. Pablo Plaza/Jacksonville, FL                  5%            7%          10%
2. Westbird/Miami, FL                            6%           10%          11%
3. Winery Square/Fairfield, CA                   7%           10%          14%
4. Mountain View Village/Snellville, GA          6%           10%          11%
5. Forest Park Square/Cincinnati, OH             6%           10%          12%

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

During the years ended December 31, 1998, 1997 and 1996, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 17%, 28% and 28%, respectively, of the Company's total gross revenues.

Based on the carrying value at December 31, 1998, approximately 15% of the Company's investment properties are located in Ohio, 11% are located in Florida, 11% are located in North Carolina and 11% are located in Virginia.
No other states comprise more than 10% of the total carrying value.

Insured I and Insured II, which are indirectly wholly-owned subsidiaries of the Company, are the record owners of fourteen of the Retail Properties, Insured I and II are each the beneficiary of an insurance policy (the "Policies") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policies and related agreement together with the appraised values of the Retail Properties then owned by Insured I and Insured II (currently 14 of the 28 shopping centers), will equal at least 100% of the aggregate original capital contributions to Insured I and Insured II allocated to investment in properties ("Original Contributions") on the day on which the last such Retail Property was acquired by Insured I and Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policies will increase pursuant to a formula based upon the length of time such Retail Properties are held by Insured I and Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policies are intended to cover various economic risks of the ownership of such Retail Properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of such properties.

Payment of any amounts due under the Policies will be made to Insured I and/or Insured II after the Guaranty Payment Date and the Policies are not a guaranty that shareholders of the Company will receive a return equal to 125% of the Original Contributions to either Insured I or Insured II, as applicable, or any lesser amount insured under the Policy.

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:

                                                              December 31,
                                                       ------------------------
                                                          1998           1997
                                                       ----------   -----------
Deferred insurance costs                               $6,005,804    $6,005,804
Deferred loan costs                                     1,842,601       945,700
Deferred leasing commissions                              928,148       809,941
Deferred acquisition expenses                             114,229        47,459
                                                       ----------   -----------
                                                        8,890,782     7,808,904

Less:  Accumulated amortization                        (6,503,099)   (5,582,072)
                                                       ----------    ----------

                                                       $2,387,683    $2,226,832
                                                       ==========    ==========

NOTE 5 - Investments in Partnerships

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on an initial investment of $3,799,620 which was made during 1987. During 1989 an additional $1,949,805 was invested in Pinehurst. The Company is entitled to a preferred equity return of 9.85% per annum on this investment. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,610,549 and $1,457,326 at December 31, 1998 and 1997, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Company's percentage of ownership in Pinehurst is 98.99%.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Company was entitled to receive a preferred equity return of 9.625% per annum on an initial cash contribution of $4,149,585 which was made during 1988. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale. As of March 20, 1998, the Company had received all of the preferred equity returns due from Dominion. The Company's percentage of ownership in Dominion was 99%.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments (see Note 6). This equity interest will earn an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 1998, the Company had received all of the preferred returns due from FAI.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of the Company's investments in partnerships at December 31, 1998.

NOTE 6 - Mortgage Loans Receivable

As of January 1, 1998, the Company held three FHA Mortgages and three equity loans (the FHA Mortgages and the equity loans together, the "Mortgage Loans"); two of the Mortgage Loans were repaid in 1998. All base interest and the principal amount of each of the FHA Mortgages were coinsured by the FHA (80%) and an affiliate of the Advisor (20%). The FHA Mortgages required monthly payments of principal and interest over the life of the loans. The FHA Mortgages, which closed during the period June 1988 to December 1988, bore interest at 8.95% and were scheduled to mature during the period January 2024 to January 2030. The interest rate of 8.95% included a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor, and excluded additional interest which may have been payable under certain circumstances.

The equity loans were made to the same developers as the FHA Mortgages. These equity loans, in the aggregate original amount of $3,018,800, represented noninterest-bearing advances made to the developers for such items as initial operating deficit escrow requirements and Housing and Urban Development ("HUD") related contingencies such as working capital escrow and cash requirements. Such amounts were due on demand upon six months notice at any time after the tenth anniversary of the initial endorsement of the loan by HUD. These loans were uninsured, but were secured by the partnership interests of the entities which own the underlying properties.

In addition to the Mortgage Loans, the Company held a loan of $3,060,000 (the "Cross Creek Loan") to Walsh/Cross Creek Limited Partnership (the "Cross Creek Obligor"), one of the FHA Mortgagors, which was used to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bore interest at the prime rate plus 1% and was due on January 1, 2030 or on the occurrence of certain events. The amount loaned to the Cross Creek Obligor was classified as a loan receivable from affiliate and was anticipated to be repaid from cash flows from the Cross Creek property. Stephen M. Ross holds a majority interest in the Advisor and had guaranteed the repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement") to the Company, subject to certain conditions.

On June 24, 1998, the Cross Creek Obligor, the owner of Cross Creek Apartments ("Cross Creek") and an affiliate of the Advisor, sold Cross Creek to a third party for $23.4 million. The Cross Creek Obligor then fully repaid its outstanding debt due to the Company totaling $22,199,045, including a $16,971,528 FHA Mortgage, a $1,783,900 equity loan, the $3,060,000 Cross Creek Loan, a $286,948 prepayment penalty due the Company on the FHA Mortgage and accrued interest through the closing date of $96,669 resulting in a loss on the repayment (including the prepayment penalty) in the amount of $92,504 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. The interest income on the Cross Creek receivable recognized for the year ended December 31, 1998, through the date of sale, was $837,802.

On August 26, 1998, FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments and one of the FHA Mortgagors, repaid in full (after completing a refinancing with an unaffiliated third party) the outstanding balance of its Mortgage Loan in the amount of $8,380,752 plus accrued interest through August 26, 1998 of $48,189 resulting in a loss on the repayment in the amount of $45,934 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. Simultaneously, the Company invested $895,200 for a 40% interest as a limited partner in FAI (see "Note 5"). The interest income on the Weatherly Walk receivable recognized for the year ended December 31, 1998, through the date of sale, was $416,919.

As of December 31, 1998, the Company held one Mortgage Loan (Woodgate Manor). As of December 13, 1998, the Company may call for prepayment of the entire outstanding principal amount at any time. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA (and/or the co-insurer) not later than the accelerated payment date. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the Company determines that the value of the underlying property has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. As of December 13, 1998, the borrower may elect to prepay at any time without incurring prepayment penalties.

The general partner interest in the obligor of the Company's remaining Mortgage Loan is held by an affiliate of the Advisor.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The carrying values of the Mortgage Loans (the FHA Mortgages and equity loans) secured by Cross Creek Apartments, Weatherly Walk Apartments and Woodgate Manor were $0, $0 and $3,267,037 at December 31, 1998, respectively, and $19,195,048,
$8,474,829 and $3,311,118 at December 31, 1997, respectively; the FHA Mortgage loan balances were $0, $0 and $2,906,284 at December 31, 1998, respectively, and $17,018,624, $7,513,929 and $2,935,935 at December 31, 1997, respectively. The difference between the carrying values and the FHA Mortgage loan balances are due to the purchase accounting premiums recorded pursuant to the Consolidation.

At December 31, 1998 and 1997, the estimated fair value of the Company's Mortgage Loans receivable and the Cross Creek Loan approximated their carrying values.


NOTE 7 - Notes Payable

As of December 31, 1998 and 1997, the Company had notes payable with outstanding balances totaling $58,864,099 and $18,544,242, respectively. Further information regarding the notes is as follows:

                    Date of                 Monthly
                     Note/                  Payment      Outstanding     Outstanding
                   Maturity     Interest  of Principal     Balance         Balance
Noteholder           Date         Rate    and Interest   at 12/31/98     at 12/31/97      Collateral
----------         --------     --------  ------------   -----------     -----------      ----------

New York Life      7/11/95       9.25%      $55,984     $4,967,164      $ 5,169,242       Forest Park &
  Insurance        6/10/00                                                                Highland Fair
  Company

BankBoston,        10/1/97       (b)        Interest             0        2,000,000       Westbird
  N.A.             4/1/98                   only

BankBoston,        12/30/97      (b)        Interest    29,318,000 (c)   11,375,000       (i)
   N.A. (a)        12/30/00      (j)        only
KeyBank
  National
  Association (a)

Heller             6/24/97(d)    8.50%      $19,992      2,571,651                0       Barclay Place
  Financial, Inc.  7/1/17

Nomura             10/28/97(e)   7.54%      $33,130      4,004,897                0       Village At
  Asset Capital    11/11/22                                                               Waterford
  Corporation

Chase Bank         12/16/96(f)   8.875%     $51,717      6,409,003                0       Oxford Mall
                   1/1/07

Merrill Lynch      9/18/97(g)    7.73%      $79,509     10,888,384                0       Southgate
  Credit           10/1/07
  Corporation

Sellers of         12/10/98      (h)        $0             200,000                0       None
  Southgate        12/10/99

Sellers of         12/10/98      (h)        $0             230,000                0       None
  Crossroads East  12/10/99

Sellers of         12/10/98      (h)        $0             275,000                0       None
                                                        ----------       ----------
  Crossroads East  12/9/99
                                                       $58,864,099      $18,544,242
                                                       ===========      ===========

(a) The Credit Facility is shared equally among BankBoston, N.A., KeyBank National Association and Citizens Bank of Rhode Island.

(b) The interest rate under the Credit Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The 30 day rate at December 31, 1998 was 5.6563%.

(c) Outstanding balance of a $60 million senior revolving credit facility.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

(f) Note was assumed upon purchase of the property by the Company on November 24, 1998.

(g) Note was assumed upon purchase of the property by the Company on December 9, 1998.

(h) Note is non-interest bearing.

(i) Loan was collateralized at December 31, 1998 by nine Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $57,431,120, $5,278,276 and $3,267,037, respectively, at December 31, 1998. Loan was collateralized at December 31, 1997 by two Retail Properties, one investment in a partnership and two Mortgage Loans with carrying values of $10,192,955, $5,301,572 and $22,506,166, respectively, at December 31, 1997.

(j) The Company has an option to extend the maturity date to 12/30/03 upon payment of certain fees.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate exposure on a portion of the Credit Facility debt to a fixed 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The estimated fair value of this agreement was a liability of approximately $86,000 on December 31, 1998.

Annual principal payment requirements as of December 31, 1998 for each of the next five fiscal years and thereafter are as follows:

Year Ending                     Amount
-----------                     ------

1999                      $  1,201,880
2000                        34,358,496*
2001                           322,817
2002                           349,726
2003                           378,907
Thereafter                  22,252,273
                           -----------

                           $58,864,099
                           ===========

*Includes maturity of the Credit Facility (see note (j) to the table above).

The Company has determined that the carrying value of the notes payable approximates their fair value at December 31, 1998 and 1997.

NOTE 8 - Related Party Transactions

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

The Company's 28 Retail Properties are managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The costs incurred to related parties for the year ended December 31, 1998 and the three months ended December 31, 1997 (after the Consolidation) were as follows:

                                                      Year          Three Months
                                                     Ended             Ended
                                                  December 31,      December 31,
                                                      1998             1997
                                                   ----------         --------
Acquisition fees                                   $2,707,157         $322,606
Expense reimbursement                                 290,639           28,000
Property management fees                              862,906          159,958
Asset management fee                                  630,661          142,105
                                                   ----------         --------

                                                   $4,491,363         $652,669
                                                   ==========         ========

On December 9, 1998, in connection with the acquisition of Southgate and Crossroads East, the Company made loans (the "OP Unit Loans") of $1,361,554 and $719,461 to Standard Investment Company ("SIC"), a partner in the partnership which owned the properties. The loans are secured by the OP Units (106,462 and 57,055, respectively) which were issued to SIC in exchange for its partnership interest in the partnerships which owned Southgate and Crossroads East and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans is payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of December 31, 1998, the balances of the OP Unit Loans relating to Southgate and Crossroads East were $1,361,554 and $719,461, respectively, and are shown as loans receivable from affiliates on the consolidated balance sheets. Certain other partners in the partnerships which owned these properties are affiliates of Related.

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

The expenses incurred by Insured I to related parties for the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                                  Nine Months          Year
                                                    Ended             Ended
                                                 September 30,     December 31,
                                                     1997              1996
                                                 ------------      ------------
Expense reimbursement                              $ 79,935          $178,600
Property management fees                            352,397           420,157
                                                   --------          --------

                                                   $432,332          $598,757
                                                   ========          ========

The distributions earned by the general partners of Insured I for the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                                  Nine Months          Year
                                                    Ended             Ended
                                                 September 30,     December 31,
                                                     1997              1996
                                                 ------------      ------------

Special Distributions                              $326,454          $435,272
Regular Distributions of Adjusted Cash
  from Operations                                    27,273            36,364
                                                   --------          --------

                                                   $353,727          $471,636
                                                   ========          ========

NOTE 9 - Earnings Per Share, Profit and Loss Allocations and Distributions

Aegis Realty, Inc. (After the Consolidation)
--------------------------------------------

Basic net income per share in the amount of $.83 and $.18 for the year ended December 31, 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods ($6,646,633 and $1,420,370, respectively), divided by the weighted average number of shares outstanding for the periods (8,049,987 and 8,050,727, respectively).

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Diluted net income per share in the amount of $.82 and $.18 for the year ended December 31, 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,075,390 and 8,050,727, respectively). The weighted average number of diluted shares outstanding for the year ended December 31, 1998 reflects the weighted average impact of an additional 148,984 OP Units which would have to be issued to the sellers of Governor's Square, Southgate and Crossroads East on the Post-Closing Adjustment Date based on the Average Price Per Share on December 31, 1998 (see Note 3).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units at December 31, 1998 and 1997 into an additional 517,625 and 46,836 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

Net income per unit information for periods before the Consolidation is not presented because it is not indicative of the Company's continuing capital structure.

Insured I (Prior to the Consolidation)
--------------------------------------

For financial reporting purposes, net profits or losses, after the Special Distributions to the general partners, were allocated 99% to the limited partners and 1% to the general partners.

The general partners were paid a Special Distribution of adjusted cash from operations equal to 0.5% of invested assets per annum, as defined in the Partnership Agreement of Insured I, for managing the affairs of Insured I.

Distributions of cash based on adjusted cash from operations, after payment of Special Distributions as defined in the Partnership Agreement of Insured I, were allocated 99% to the limited partners and 1% to the general partners.

NOTE 10 - Leases

Future minimum base rentals due from tenants under non-cancelable operating leases as of December 31, 1998 are as follows:

Year Ending December 31         Amount
-----------------------         ------

1999                      $ 17,819,000
2000                        15,865,000
2001                        14,300,000
2002                        12,275,000
2003                        10,537,000
Thereafter                  50,153,000
                           -----------

Total                     $120,949,000
                          ============

Certain leases require the lessees to reimburse the Company for real estate taxes, insurance costs and certain other reimbursable expenses.

All 28 Retail Properties have tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of sales proceeds over a specified threshold amount as called for in the lease. Percentage rent received during the years ended December 31, 1998, 1997 and 1996 was approximately $132,000, $121,000 and
$117,000, respectively.

NOTE 11 - Common Stock and Stock Options

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its employees and officers with the interests of the stockholders by providing the Advisor with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of common stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of common stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of common stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997.

Subject to the limitations described in the preceding paragraph, if the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant by the Compensation Committee in such succeeding year.

All options granted will have an exercise price equal to or greater than the fair market value of the shares of common stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incen-tive Stock Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the year ended December 31, 1997. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of the effective date of the Consolidation are equal to 241,522 Shares. The Compensation Committee is considering granting options; however, as of March 19, 1999, no options have been granted.

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. During the period October 9, 1998 through December 31, 1998, the Company acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares would have been based upon a percentage of the increase in value of the Company, ("the Added Value") if any, as of October 10, 1998 based upon the difference between (i) the trading prices of the Company's shares of Common Stock during the six month period ended October 10, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. As of October 10, 1998, there was no Added Value and therefore, Class Counsel did not file a petition for Counsel's Fee Shares.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Selected Quarterly Financial Data (unaudited)


                                                 1998 Quarter Ended                     1997
                               --------------------------------------------------   Quarter Ended
                                March 31      June 30   September 30  December 31    December 31
                               ----------   ----------  ------------  -----------    -----------
Revenues:

  Rental income                $2,723,985   $2,933,050   $3,520,886   $4,225,061     $2,335,242
  Recovery of common area
   maintenance charges            226,623      390,142      461,961      577,358        267,480
  Real estate tax
   reimbursements                 291,444      620,619      503,364      694,450        285,506
  Income from equity
   investments                    142,121       81,467       84,249      115,787        193,511
  Interest income                 704,121      663,096      189,795       92,059        710,738
  Other                            48,813       32,611       62,165      119,576         28,553
                               ----------   ----------   ----------   ----------     ----------

  Total revenues                4,137,107    4,720,985    4,822,420    5,824,291      3,821,030
                               ----------   ----------   ----------   ----------     ----------

Expenses:

  Repairs and maintenance         273,858      236,934      499,963      492,991        196,700
  Real estate taxes               371,607      414,866      449,469      488,482        325,258
  Interest                        365,560      470,691      366,521      729,102        191,557
  General and administrative      602,185      819,785      809,831      993,838        732,101
  Depreciation and
   amortization                   759,772      892,386      997,784    1,199,248        792,523
  Minority interest in income
   of the Operating
   Partnership                     13,130       14,877       26,049       39,491          8,263
  Other                           255,446      348,519      191,332      514,346        154,258
                               ----------   ----------   ----------   ----------     ----------

  Total expenses                2,641,558    3,198,058    3,340,949    4,457,498      2,400,660
                               ----------   ----------   ----------   ----------     ----------

Income before gain on sale of
  investment                    1,495,549    1,522,927    1,481,471    1,366,793      1,420,370

Gain on sale of investment in
  partnership                     779,893            0            0            0              0
                               ----------   ----------   ----------   ----------     ----------

Net income                     $2,275,442   $1,522,927   $1,481,471   $1,366,793     $1,420,370
                               ==========   ==========   ==========   ==========     ==========

Net income per common
  share (basic and diluted)    $     0.28   $     0.19   $     0.18   $     0.17     $     0.18
                               ==========   ==========   ==========   ==========     ==========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Commitments and Contingencies

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

NOTE 14 - Subsequent Events

On January 29, 1999, the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Terms of the Shareholder Rights Plan provide for a distribution to common shareholders of record at the close of business on February 16, 1999 of one Right for each outstanding share of common stock of the Company. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer for 15% or more of the Common Stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to either purchase stock in the Company or stock of the buyer, at a substantial discount, and, in so doing, materially dilute the level of ownership of the buyer in the Company. The Company will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Shareholder Rights Plan will expire on February 16, 2009.

On February 22, 1999, 1,000 shares of Common Stock, having an aggregate value of $10,000 as of that date, were issued to each independent director as compensation for their services for the year ended December 31, 1998.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements

         Independent Auditors' Report                                     23

         Consolidated Balance Sheets as of December 31, 1998 and 1997     24

         Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                 25

         Consolidated Statements of Changes in Shareholders'
         Equity/Partners' Capital (Deficit) for the years ended
         December 31, 1998, 1997 and 1996                                 26

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                 27

         Notes to Consolidated Financial Statements                       29

(a) 2.   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts for the
         three years ended December 31, 1998                              49

         Schedule III - Real Estate and Accumulated Depreciation
         and Notes to Schedule at December 31, 1998                       50

         Schedule IV - Mortgage Loans on Real Estate at December
         31, 1998                                                         52

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

(3.1C)   Articles of Amendment and Restatement of Articles of
         Incorporation dated as of October 1, 1997 (incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-13239)

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

(10A) Continental Casualty Company Insurance Policy issued to the Company (incorporated by reference to Exhibit 10(C) to the Company's Registration Statement on Form S-11,
         File No. 33-8755, as amended)

(10B) Indemnity Agreement among Continental Casualty Company, the Company and the General Partners (incorporated by reference to Ex-

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

         hibit 10(D) to the Company's Registration Statement on Form S-11, File No. 33-8755, as amended)

(10C) Secured Promissory Note between Principal Mutual Life Insurance Company and Insured II dated December 11, 1992 (incorporated by reference to Exhibit 10F to Insured II's Annual Report on Form 10-K for the year ended December 31, 1992)

(10D)    Form of Purchase and Sale Agreement pertaining to Summit
         Preferred's acquisition of Preferred Equity Investments
         (incorporated herein by reference to exhibit 10C to Summit Preferred's S-11 Registration Statement)

(10E)    Form of Amended and Restated Agreement of Limited
         Partnership of Operating Partnerships (incorporated herein by reference to Exhibit 10B to Summit Preferred's
         S-11 Registration Statement)

(10F) Mortgage Note, dated June 10, 1988, with respect to Cross Creek Apartments in Charlotte, North Carolina, in the principal amount of $17,494,100 (incorporated by reference to Exhibit 10(b) in Eagle's Current Report on
         Form 8-K dated June 15, 1988)

(10G) Equity Loan Note, dated June 10, 1988, with respect to Cross Creek Apartments in Charlotte, North Carolina, in the principal amount of $1,783,900 (incorporated by reference to Exhibit 10(c) in Eagle's Current Report on Form 8-K dated June 15, 1988)

(10H) Subordinated Loan Note, dated June 10, 1988, with respect to Cross Creek Apartments in Charlotte, North Carolina
         (incorporated by reference to Exhibit 10(d) in Eagle's
         Current Report on Form 8-K dated June 15, 1988)

(10I) Mortgage Note, dated August 18, 1988, with respect to Weatherly Walk Apartments in Fayetteville, Georgia, in the principal amount of $7,772,500 (incorporated by reference to Exhibit 10(e) in Eagle's Current Report on Form 8-K dated August 19, 1988)

(10J)    Equity Loan Note, dated August 18, 1988, with respect to
         Weatherly Walk Apartments in Fayetteville, Georgia, in the principal amount of $895,200 (incorporated by reference to Exhibit 10(f) in Eagle's Current Report on
         Form 8-K dated August 19, 1988)

(10K) Subordinated Loan Note, dated August 18, 1988, with respect to Weatherly Walk Apartments in Fayetteville, Georgia (incorporated by reference to Exhibit 10(g) in Eagle's Current Report on Form 8-K dated August 19, 1988)

(10L)    Mortgage Note, dated December 12, 1988, with respect to
         Woodgate Manor in Gainesville, Florida, in the principal amount of $3,110,300 (incorporated by reference to Exhibit 10(h) in Eagle's Current Report on Form 8-K dated December 12, 1988)

(10M) Equity Loan Note, dated December 12, 1988, with respect to Woodgate Manor in Gainesville, Florida, in the principal amount of $339,700 (incorporated by reference to Exhibit 10(i) in Eagle's Current Report on Form 8-K dated December 12, 1988)

(10N) Subordinated Promissory Note, dated December 12, 1988, with respect to Woodgate Manor in Gainesville, Florida (incorporated by reference to Exhibit 10(j) in Eagle's Current Report on Form 8-K dated December 12, 1988)

(10O) Loan Agreement with Walsh/Cross Creek Limited Partnership and Cross Creek of Columbia, Inc. dated August 15, 1990
         (incorporated by

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

         reference to Exhibit 10(o) in Eagle's Annual Report on
         Form 10-K for the period ended December 31, 1990)

(10P)    Guarantee of Cross Creek Apartments by Stephen M. Ross
         (incorporated by reference to Exhibit 10(p) in Eagle's
         Annual Report on Form 10-K for the period ended December
         31, 1991)

(10Q) Guarantee Agreement, dated November 13, 1992, by and between the Company and Stephen M. Ross (incorporated by reference to Exhibit 10(q) in Eagle's Annual Report on
         Form 10-K for the period ended December 31, 1993)

(10R) Amendment to the Guarantee Agreement, dated October 20, 1993, by and between the Company and Stephen M. Ross (incorporated by reference to Exhibit 10(r) in Eagle's Annual Report on Form 10-K for the period ended December 31, 1993)

(10S) Advisory Agreement dated as of October 1, 1997, between the Company, Aegis Realty Operating Partnership, LP (the "OP") and Related Aegis LP (the "Advisor") (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

(10T) Agreement and Plan of Consolidation dated as of October 1, 1997, by and among the Company, the OP, Aegis Realty Holding Partnership, LP ("Aegis Holding"), AOP Merger Sub I, Inc. ("AOP Sub I"), AOP Merger Sub II, Inc. ("AOP Sub II"), Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity II L.P. ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred"), Eagle Insured L.P. ("Eagle"), the Advisor, Related Insured Equity Associates, Inc. ("Related GP I"), RIDC II, L.P. ("Related GP II"), Related Equity Funding, Inc. ("Related GP III"), Partnership Monitoring Corporation ("PMC"), Related Federal Insured, L.P. ("Related GP IV"), Related Insured BUC$ Associates, Inc., as assignor limited partner of Insured I and Insured II ("Assignor LP I/II"), Related BUC$ Associates, Inc. ("Assignor LP III") and Related FI BUC$, Inc. ("Assignor LP IV") (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

(10U) Incentive Share Option Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

(10V) Omnibus Assignment Agreement dated as of October 1, 1997, by and among the Company, the OP, Aegis Holding, AOP Sub I, AOP Sub II, Insured I, Insured II, Summit Preferred, Eagle, the Advisor, Related GP I, Related GP II, Related GP III, PMC, Assignor LP I/II, Assignor LP III and Assignor LP IV (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

(10W) Revolving Credit Agreement dated as of December 29, 1997 by and between the OP, as borrower and BankBoston, N.A. for itself and as Agent (incorporated by reference to the Company's Current Reports on Form 8-K, filed with the Commission on January 9, 1998)

(10X) Management Agreement between the Company, Insured I, Insured II, the OP and the Property Manager dated October 1, 1997 (incorporated by reference to Exhibit 10Z in the Company's Annual Report on Form 10-K for the period ended December 31, 1997)

21       List of Subsidiaries (filed herewith)                           53

27       Financial Data Schedule (filed herewith)                        54

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

(b)      Reports on Form 8-K

         Current report on Form 8-K relating to the purchase of Southgate and Crossroads East was dated December 10, 1998 and was filed on December 18, 1998

         Current report on Form 8-K/A-1 relating to the purchase of Southgate and Crossroads East was dated December 10,
         1998 and was filed on February 25, 1999

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                    (Company)



Date:  March 30, 1999                       By:  /s/ J. Michael Fried
                                                 --------------------
                                                 J. Michael Fried
                                                 Director, Chairman of the Board
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


     Signature                      Title                            Date
--------------           ----------------------------------      --------------
/s/ J. Michael Fried     Director, Chairman of the
--------------------     Board and Chief Executive Officer       March 30, 1999
J. Michael Fried


/s/ Peter T. Allen
--------------------
Peter T. Allen           Director                                March 30, 1999


/s/ Arthur P. Fisch
--------------------
Arthur P. Fisch          Director                                March 30, 1999


/s/ Stuart J. Boesky     Director, President and
--------------------     Chief Operating Officer                 March 30, 1999
Stuart J. Boesky


/s/ Alan P. Hirmes
--------------------
Alan P. Hirmes           Director and Senior Vice President      March 30, 1999


/s/ John B. Roche        Senior Vice President and Chief
--------------------     Financial and Accounting Officer        March 30, 1999
John B. Roche

                       AEGIS REALTY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                Balance at   Additions
 Year Ended                                     Beginning      During    Deduction-      Balance at
December 31                 Name                of Period*      Year*    Write-offs*   End of Period
-----------   -------------------------------   --------     --------    ----------    -------------
    1998      Allowance for Doubtful Accounts   $304,000     $428,000    $(349,000)      $383,000
    1997      Allowance for Doubtful Accounts   $303,000     $ 70,000    $ (69,000)      $304,000
    1996      Allowance for Doubtful Accounts   $509,000     $ 58,000    $(264,000)      $303,000
    ----      -------------------------------   --------     --------    ----------      --------

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

                                                AEGIS REALTY, INC.
                                               ITEM 14, SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1998


                                                             Cost Capitalized
                                             Initial           Subsequent to
                                      Cost to Partnership (F)   Acquisition  Purchase Price Adjustments(E)
                                   ---------------------------  -----------  ----------------------------
                          Encum-                Buildings and                                Buildings and
                         brances      Land      Improvements   Improvements     Land         Improvements
                         -------   ----------   -------------  ------------  ----------      ------------
Shopping Centers:
Cactus Village       $        0   $ 2,093,532  $  4,631,948     $  33,517    $ (42,583)     $   (93,903)
  Glendale, AZ
Hickory Plaza                 0     1,288,328     3,931,633        18,291       (3,750)         (11,250)
  Nashville, TN
Highland Fair               (I)     1,288,328     5,059,079       138,661      (21,891)         (60,437)
  Gresham, OR
Pablo Plaza                 (H)     2,147,213     5,922,120       508,141       (7,866)         (21,693)
  Jacksonville, FL
Southhaven                  (H)     1,288,328     4,793,938        31,050            0                0
  Southhaven, MS
Town West                   (H)     1,932,491     3,303,752        20,814            0                0
  Indianapolis, IN
Westbird                    (H)     1,566,070     5,475,510       660,577        2,474            9,242
  Miami, FL
Winery Square               (H)     4,320,555     8,916,731       157,429     (227,319)        (477,165)
  Fairfield, CA
Mountain View               (H)     2,675,960     8,661,498        88,972     (143,357)        (475,472)
  Village
  Shellville, GA
Forest Park Squa            (I)     1,532,064     7,822,819        10,000      (19,024)         (99,866)
  Cincinnati, OH
Kokomo Plaza                (H)       695,912     6,643,748        31,557       (8,784)         (78,640)
  Kokomo, IN
Rolling Hills Square        (H)     2,624,639     2,504,045            (7)           0                0
  Tucson, AZ
Mountain Park Plaza           0     1,566,015     3,791,633             0            0                0
  Atlanta, GA
Applewood Centre            (H)     1,795,469     4,574,757             0            0                0
  Omaha, NE
Birdneck Center               0       469,227     2,828,615             0            0                0
  Virginia Beach, VA
The Market Place              0       810,910     4,875,966             0            0                0
  Newton, NC
Barclay Place         2,571,651       573,079     3,446,951        28,402            0                0
  Lakeland, FL
The Village At        4,004,897       940,193     5,628,720             0            0                0
  Waterford
  Midlothian, VA
Governor's Square             0     1,220,408     7,296,172        14,401            0                0
  Montgomery, AL
Marion City                   0       765,950     4,609,112             0            0                0
  Square
  Marion, NC
Dunlop Village                0       751,518     4,490,192             0            0                0
  Colonial Heights, VA
Centre Stage                  0     1,052,698     6,289,512             0            0                0
  Springfield, TN
White Oaks Plaza              0     1,237,309     7,433,184             0            0                0
  Spindale, NC
Cape Henry                    0       587,486     3,522,096             0            0                0
  Virginia Beach,  VA
Emporia West                  0       435,001     2,619,706             0            0                0
  Emporia, KS
Oxford Mall           6,409,003     1,289,377     7,652,525             0            0                0
  Oxford, MS
Southgate            10,888,384     2,269,668    13,290,799             0            0                0
  Heath, OH
Crossroads East               0       721,798     4,228,102             0            0                0
  Columbus, OH       -----------  -----------  ------------     ----------   ---------      -----------

                     $58,159,099  $39,939,526  $154,244,863     $1,741,805   $(472,100)     $(1,309,184)
                     ===========  ===========  ============     ==========   =========      ===========

                                                                                                           Life on
                                                                                                             which
                                   Gross  Amount at which                                                 Depreciation
                                Carried At Close of Period(D)                                              in Latest
                      --------------------------------------                                                 Income
                                    Buildings and               Accumulated      Year of        Date        Statement
                          Land      Improvements      Total     Depreciation   Construction   Acquired     is Computed
                       ----------   ------------   ----------   ------------   ------------   ---------    -------------
Shopping Centers:
Cactus Village        $ 2,050,949  $  4,571,562  $  6,622,511   $ 1,339,629        1986       July 1987    40 years
  Glendale, AZ
Hickory Plaza           1,284,578     3,938,674     5,223,252     1,149,968        1974(A)    Apr. 1987    40 years
  Nashville, TN
Highland Fair           1,266,437     5,137,303     6,403,740     1,441,000        1986       July 1987    40 years
  Gresham, OR
Pablo Plaza             2,139,347     6,408,568     8,547,915     1,752,477        1972(B)    Feb. 1987    40 years
  Jacksonville, FL
Southhaven              1,288,328     4,824,988     6,113,316     1,426,631        1984(C)    Feb. 1987    40 years
  Southhaven, MS
Town West               1,932,491     3,324,566     5,257,057       999,043        1985        May 1987    40 years
  Indianapolis, IN
Westbird                1,568,544     6,145,329     7,713,873     1,780,794        1977       Dec. 1986    40 years
  Miami, FL
Winery Square           4,093,236     8,596,995    12,690,231     2,437,101        1987       Dec. 1987    40 years
  Fairfield, CA
Mountain View           2,532,603     8,274,998    10,807,601     2,144,408        1987       July 1988    40 years
  Village
  Shellville, GA
Forest Park Squa        1,513,040     7,732,953     9,245,993     1,900,831        1988        May 1989    40 years
  Cincinnati, OH
Kokomo Plaza              687,128     6,596,665     7,283,793     1,608,135        1988        May 1989    40 years
  Kokomo, IN
Rolling Hills Square    2,624,639     2,504,038     5,128,677       152,960        1980        Oct. 1997   30.5 years
  Tucson, AZ
Mountain Park Plaza     1,566,015     3,791,633     5,357,648       151,950        1988        Oct. 1997   31.2 years
  Atlanta, GA
Applewood Centre        1,795,469     4,574,757     6,370,226       180,020        1989        Oct. 1997   33.1 years
  Omaha, NE
Birdneck Center           469,227     2,828,615     3,297,842       119,121        1987(G)     Dec. 1997    40 years
  Virginia Beach, VA
The Market Place          810,910     4,875,966     5,686,876        73,494        1989        Dec. 1997    40 years
  Newton, NC
Barclay Place             573,079     3,475,353     4,048,432        71,900        1974(J)     Mar. 1998    40 years
  Lakeland, FL
The Village At            940,193     5,628,720     6,568,913       105,131        1991        Apr. 1998    40 years
  Waterford
  Midlothian, VA
Governor's Square       1,220,408     7,310,573     8,530,981       107,735        1960(K)      May 1998    40 years
  Montgomery, AL
Marion City               765,950     4,609,112     5,375,062        66,794        1988        June 1998    40 years
  Square
  Marion, NC
Dunlop Village            751,518     4,490,192     5,241,710        37,424        1986        Sep. 1998    40 years
  Colonial Heights, V
Centre Stage            1,052,698     6,289,512     7,342,210        52,398        1989        Sep. 1998    40 years
  Springfield, TN
White Oaks Plaza        1,237,309     7,433,184     8,670,493        61,721        1988        Sep. 1998    40 years
  Spindale, NC
Cape Henry                587,486     3,522,096     4,109,582        28,985        1986        Sep. 1998    40 years
  Virginia Beach,  VA
Emporia West              435,001     2,619,706     3,054,707        11,011        1980        Nov. 1998    40 years
  Emporia, KS
Oxford Mall             1,289,377     7,652,525     8,941,902        31,460        1982        Nov. 1998    40 years
  Oxford, MS
Southgate               2,269,668    13,290,799    15,560,467        27,471        1962(L)     Dec. 1998    40 years
  Heath, OH
Crossroads East           721,798     4,228,102     4,949,900         8,738        1984(M)     Dec. 1998    40 years
  Columbus, OH        -----------  ------------  ------------   -----------

                      $39,467,426  $154,677,484  $194,144,910   $19,268,330
                      ===========  ============  ============   ===========


(A)   Renovated and expanded in 1985.

(B)   Expanded and remodeled from 1983 through 1985.

(C)   Expanded in 1986.

(D)   Aggregate cost for federal income tax purposes is $117,621,110.

(E) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Company.

(F)   Included in buildings and improvements are acquisition fees.

(G)   Expanded in 1997.

(H) This shopping center is part of a pool of assets collateralizing the Credit Facility which has an outstanding balance of $29,318,000 at December 31, 1998.

(I) Highland Fair and Forest Park Square collateralize a loan with an outstanding balance of $4,967,164 at December 31, 1998.

(J)   Renovated and expanded in 1988.

(K)   Developed and renovated in four phases from 1960 through 1990.

(L)   Renovated in 1984 and from 1996 through 1997.

(M)   Renovated from 1996 through 1997.

      Reconciliation of Real Estate Owned:

                                     1998              1997            1996
                                 ------------      ------------     -----------
Balance at beginning of period:  $111,042,804     $  85,512,224     $85,800,450
  Acquisitions                     82,423,329        25,769,503               0
  Improvements                        703,687            36,282         119,325
  Write-off of improvements           (24,910)         (275,205)       (407,551)
                                 ------------      ------------     -----------
Balance at close of period:      $194,144,910      $111,042,804     $85,512,224
                                 ============      ============     ===========

Reconciliation of Accumulated Depreciation:

                                     1998              1997            1996
                                 ------------      ------------     -----------
Balance at beginning of period:  $ 16,404,617      $ 14,841,244     $13,262,215
  Depreciation Expense              2,880,114         1,835,782       1,986,580
  Write-off of accumulated
    depreciation on improvements      (16,401)         (272,409)       (407,551)
                                 ------------      ------------     -----------
Balance at close of period:      $ 19,268,330      $ 16,404,617     $14,841,244
                                 ============      ============     ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                                December 31, 1998

                                                                                              Carrying
                                                Final       Periodic           Face Amount     Amount
                        Interest   Closing    Maturity      Payment    Prior   of Mortgage   of Mortgage
Description(1)          Rate(2)     Date     Date(3)(5)     Terms(4)   Liens       Loan      Loan(6)(7)(8)
---------------         --------   -------   ----------     --------   -----   -----------   -------------
First Mortgage Loan:
Woodgate Manor(9)        8.95%     12/12/88    1/1/24       Monthly     None    $3,110,300   $3,267,037
                                                                                ==========   ==========

(1)   The property is a multifamily residential apartment complex.

(2) Includes a servicing fee of 0.07% paid by the mortgagor to Related Mortgage Corporation (an affiliate of the Advisor).

(3) As of December 13, 1998, the Company may call for prepayment of the entire outstanding principal amount at any time, subject to the loss of the co-insurance feature.

(4) Monthly payments include principal and interest and are made at a level amount over the life of the mortgage loan until maturity. See discussion regarding additional interest in Item 1, "Business-Mortgage Loans."

(5) As of December 13, 1998, the Borrower may elect to prepay at any time without incurring prepayment penalties.

(6)   Carrying amount of mortgage loans:

                                                        1998            1997
                                                    ------------    ------------
Beginning balance (10)                              $ 30,980,995    $ 31,049,146
Amortization of purchase accounting premiums             (66,805)        (28,157)
Collections of principal                                (105,124)        (39,994)
Repayment of the Cross Creek Mortgage Loan (11)      (19,042,376)              0
Carrying amount of the Cross Creek Mortgage Loan
  in excess of the repayment (11)                        (72,967)              0
Repayment of the Weatherly Walk Mortgage Loan (12)    (8,380,752)              0
Carrying amount of the Weatherly Walk Mortgage Loan
  in excess of the repayment (12)                        (45,934)              0
                                                    ------------    ------------
Ending Balance                                      $  3,267,037    $ 30,980,995
                                                    ============    ============

(7) The aggregate cost of the mortgage loan for Federal income tax purposes at December 31, 1998 is $2,906,284. The difference in aggregate cost is due to the purchase accounting premium recorded for financial statement purposes.

(8)   The mortgage loan is current with respect to principal and interest.

(9) The general partnership interest of the mortgagor is held by an affiliate of the Advisor.

(10) The 1997 amount represents the balance at October 1, 1997 (date of the Consolidation)

(11) On June 24, 1998, Cross Creek Apartments was sold and the related Mortgage Loan was repaid in full (see Note 6 to the financial statements in "Item
      8. Financial Statements and Supplementary Data")

(12) On August 26, 1998, FAI, Ltd., the limited partnership which owns Weatherly Walk Apartments, completed a refinancing with an unaffiliated third party and the related Mortgage Loan was repaid (see Note 6 to the financial statements in "Item 8. Financial Statements and Supplementary Data")