Form 10-Q
period 1999-03-31
AEGIS REALTY INC
filed 1999-05-14
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
            --------------------------------------------------------
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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                      (Unaudited)
                                                     ------------          ------------
                                                        March 31,          December 31,
                                                             1999                  1998
                                                     ------------          ------------
ASSETS
Real estate, net                                     $174,025,708          $174,876,580
Investment in partnerships                              6,065,188             6,095,543
Mortgage loan receivable                                3,255,644             3,267,037
Loans receivable from affiliates                        2,077,940             2,081,015
Cash and cash equivalents                               3,380,735             3,003,474
Accounts receivable-tenants, net of allowance for
  doubtful accounts of $599,000 and $383,000,
  respectively                                          2,243,344             2,442,896
Deferred costs, net                                     2,366,740             2,387,683
Other assets                                              839,098             1,235,742
                                                     ------------         -------------
-

  Total Assets                                       $194,254,397          $195,389,970
                                                     ============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                      $ 59,201,085          $ 58,864,099
  Accounts payable and other liabilities                3,124,890             3,575,499
  Due to Advisor and affiliates                           406,999               355,915
  Distributions payable                                 2,055,476             2,607,054
                                                     ------------         -------------

  Total Liabilities                                    64,788,450            65,402,567
                                                     ------------         -------------

Minority interest of unitholders in the
  Operating Partnership                                 6,771,185             6,803,895
                                                     ------------         -------------

Commitments and Contingencies

Shareholders' equity:
  Common stock; $.01 par value;
    50,000,000 shares authorized; 8,053,159 issued
    and 8,046,859 outstanding and 8,051,159
    issued and 8,044,859 outstanding in
    1999 and 1998, respectively                            80,531                80,511
  Treasury stock; $.01 par value; 6,300 shares                (63)                  (63)
  Additional paid in capital                          125,319,076           125,299,096
  Distributions in excess of net income                (2,704,782)           (2,196,036)
                                                     ------------         -------------

  Total Shareholders' Equity                          122,694,762           123,183,508
                                                     ------------         -------------
  Total Liabilities and Shareholders' Equity         $194,254,397          $195,389,970
                                                     ============         =============


              See accompanying notes to consolidated financial statements

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Statements of Income
                                      (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                     ----------------------------------
                                                          1999                  1998
                                                     ------------         -------------

Revenues:

  Rental income                                       $ 5,018,188           $ 2,723,985
  Tenant reimbursements                                 1,178,675               534,178
  Income from equity investments                           85,501               142,121
  Interest income                                         115,177               704,121
  Other                                                    32,882                32,702
                                                     ------------         -------------

  Total revenues                                        6,430,423             4,137,107
                                                     ------------         -------------

Expenses:

  Repairs and maintenance                                 411,241               273,858
  Real estate taxes                                       624,396               371,607
  Interest                                              1,105,280               365,560
  General and administrative                              991,298               602,185
  Depreciation and amortization                         1,289,742               759,772
  Minority interest in income of
    the Operating Partnership                              91,522                13,130
  Other                                                   494,444               255,446
                                                     ------------         -------------

  Total expenses                                        5,007,923             2,641,558
                                                    -------------         -------------

Income before gain on sale of investment                1,422,500             1,495,549

Gain on sale of investment in partnership                       0               779,893
                                                     ------------         -------------

Net income                                            $ 1,422,500           $ 2,275,442
                                                     ============         =============

Net income per share:

  Basic                                              $        .18         $         .28
                                                     ============         =============

  Diluted                                            $        .17         $         .28
                                                     ============         =============

Weighted average shares outstanding:

  Basic                                                 8,045,703             8,050,727
                                                     ============         =============

  Diluted                                               8,232,123             8,050,727
                                                     ============         =============


              See accompanying notes to consolidated financial statements

                          AEGIS REALTY, INC. AND SUBSIDIARIES
               Consolidated Statement of Changes in Shareholders' Equity
                                      (Unaudited)


                             Common Stock     Treasury Stock     Additional  Distributions
                             ------------     --------------      Paid-in     in Excess of
                           Shares    Amount   Shares  Amount      Capital      Net Income     Total
                           ------    ------   ------  ------     ----------  --------------   -----

Balance at
  January 1, 1999       8,051,159   $80,511   (6,300)   $(63)  $125,299,096    $(2,196,036) $123,183,508

Net income                      0         0        0       0              0      1,422,500     1,422,500
Issuance of shares of
  common stock              2,000        20        0       0         19,980              0        20,000
Distributions                   0         0        0       0              0     (1,931,246)   (1,931,246)
                        ---------    ------   ------    ----   ------------     ----------   -----------

Balance at
  March 31, 1999        8,053,159   $80,531   (6,300)   $(63)  $125,319,076    $(2,704,782) $122,694,762
                        =========   =======   ======    ====   ============     ==========   ===========


          See accompanying notes to consolidated financial statements

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                       ==================================
                                                                  Three Months Ended
                                                                        March 31,
                                                       ----------------------------------
                                                            1999                  1998
                                                       -----------         -------------
Cash flows from operating activities:
Net income                                              $1,422,500            $2,275,442
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of investment in partnership                      0              (779,893)
  Depreciation and amortization                          1,303,833               806,074
  Minority interest in income of
    the Operating Partnership                               91,522                13,130
  Distributions from equity investments
    in excess of income                                     19,822                41,421
  Changes in operating assets and liabilities:
  Accounts receivable-tenants                              (15,545)               57,378
  Allowance for doubtful accounts                          215,097               120,154
  Other assets                                             396,644               (58,420)
  Due to Advisor and affiliates                             71,084              (179,126)
  Accounts payable and other liabilities                  (450,609)               93,848
  Leasing commissions                                     (164,628)              (11,633)
  Deferred leasing costs                                   (14,250)                    0
                                                       -----------         -------------
    Total adjustments                                    1,452,970               102,933
                                                       -----------         -------------

  Net cash provided by operating activities              2,875,470             2,378,375
                                                       -----------         -------------

Cash flows from investing activities:
  Proceeds from sale of investment in partnership                0             4,727,500
  Improvements to real estate                              (95,371)              (75,968)
  Acquisitions of real estate including acquisition
    expenses                                               (71,224)           (1,404,298)
  Increase in deferred acquisition expenses                (16,057)              (73,216)
  Repayments of loans receivable from affiliate              3,075                     0
  Principal payments received on mortgage loans              7,835                40,897
                                                       -----------         -------------

  Net cash (used in) provided by investing activities     (171,742)            3,214,915
                                                       -----------         -------------

Cash flows from financing activities:
  Proceeds from notes payable                              500,000             2,000,000
  Repayments of notes payable                             (163,014)           (2,048,787)
  Distributions paid                                    (2,534,135)           (1,932,174)
  Increase in deferred loan costs                          (56,397)              (75,543)
  Distributions to minority interest                       (72,921)              (11,437)
  Consolidation costs                                            0               (33,626)
                                                       -----------         -------------
  Net cash used in financing activities                 (2,326,467)           (2,101,567)
                                                       -----------         -------------

                                                                     (continued)


              See accompanying notes to consolidated financial statements

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                           =========================
                                                                Three Months Ended
                                                                      March 31,
                                                           -------------------------
                                                           1999                 1998
                                                           -------------------------

Net increase in cash and cash equivalents                  377,261            3,491,723

Cash and cash equivalents at the beginning of
  the period                                             3,003,474            6,728,050
                                                       -----------          -----------

Cash and cash equivalents at the end of the period     $ 3,380,735          $10,219,773
                                                       ===========          ===========

Supplemental information:
  Interest paid                                        $ 1,456,946          $   290,034
                                                       ===========          ===========

Supplemental disclosure of noncash
  investing and financing activities:

Note payable assumed in acquisition of real estate     $         0          $ 2,587,081
                                                       ===========          ===========

Issuance of shares of common stock for
  director fees                                        $    20,000          $         0
                                                       ===========          ===========

Distributions declared                                 $(1,931,246)         $(1,932,174)

Decrease in distributions payable
  to shareholders                                         (602,889)                   0
                                                       -----------          -----------

Distributions paid                                     $(2,534,135)         $(1,932,174)
                                                       ===========          ===========


              See accompanying notes to consolidated financial statements

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)

Note 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company is organized and managed as a single business segment. As of March 31, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties"), held partnership interests in two suburban garden apartment properties and held one FHA insured participating mortgage secured by a suburban garden apartment property.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P., Summit Insured Equity L.P. II, Summit Preferred Equity L.P. and Eagle Insured, L.P. (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their partnership interest in each Partnership. As of March 31, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 517,625 shares were reserved for issuance upon conversion of OP Units, as defined below).

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs. Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of March 31, 1999, 1,216 shares, having an aggregate value of $12,500, have been issued to each independent director as compensation for their services for 1998 and for the quarter ended December 31, 1997.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 93.96% of the units of partnership interest (the "OP Units") at March 31, 1999. Also, at March 31, 1999, 3.05% and 2.99% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of March 31, 1999 the Company has acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)


The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2 - Real Estate

The components of real estate are as follows:
                                               March 31,         December 31,
                                                  1999                1998
                                               -----------        -----------

Land                                           $39,467,426       $ 39,467,426
Buildings and improvements                     154,836,554        154,677,484
                                               -----------        -----------
                                               194,303,980        194,144,910
Less:  Accumulated depreciation                (20,278,272)       (19,268,330)
                                               -----------        -----------

                                              $174,025,708       $174,876,580
                                               ===========        ===========



The 470,789 OP Units which were issued to the sellers of three Retail Properties are convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of the closing date. The OP Units were issued at an agreed upon value of $13 per unit. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) is less than $13, the Company is obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)

period ending on such date. An additional 186,420 OP Units would have to be issued to the sellers on the Post-Closing Adjustment Date, based on the Average Price Per Share of 9 5/16 on March 31, 1999.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at March 31, 1999. However, the carrying value of certain properties may be in excess of their fair value as of such date.

Note 3 - Deferred Costs

The components of deferred costs are as follows:


                                               March 31,         December 31,
                                                  1999                1998
                                              ----------           ----------

Deferred insurance costs                     $ 6,005,804          $ 6,005,804
Deferred loan costs                            1,898,998            1,842,601
Deferred leasing commissions                   1,089,752              928,148
Deferred leasing costs                            14,250                    0
Deferred acquisition expenses                    130,286              114,229
                                              ----------           ----------

                                               9,139,090            8,890,782
Less:  Accumulated amortization               (6,772,350)          (6,503,099)
                                              ----------           ----------
                                             $ 2,366,740          $ 2,387,683
                                              ==========           ==========

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)


NOTE 4 - Notes Payable

As of March 31, 1999 and December 31, 1998, the Company had notes payable with outstanding balances totaling $59,201,085 and $58,864,099, respectively. Further information regarding the notes is as follows:

                                                                                                           Collateral/
                   Date of                      Monthly                                                     Carrying
                     Note/                      Payment             Outstanding        Outstanding          Value at
                   Maturity      Interest     of Principal            Balance            Balance            March 31,
Noteholder           Date          Rate       and Interest          at 3/31/99         at 12/31/98             1999
----------           ----          ----       ------------          ----------         -----------             ----

New York Life      7/11/95         9.25%       $55,984             $4,895,560           $4,967,164       Forest Park &
 Insurance         6/10/00                                                                               Highland Fair/
 Company                                                                                                 $12,223,023

BankBoston,       12/30/97           (b)       Interest            29,818,000           29,318,000(c)    (i)
  N.A. (a)        12/30/00           (j)       only
KeyBank
 National
 Association (a)

Heller             6/24/97(d)      8.50%        $19,992             2,564,471            2,571,651       Barclay Place/
Financial, Inc.    7/1/17                                                                                $3,954,036

Nomura            10/28/97(e)      7.54%        $33,130             3,973,587            4,004,897       Village At
 Asset Capital    11/11/22                                                                               Waterford/
 Corporation                                                                                             $6,428,627

Chase Bank        12/16/96(f)     8.875%        $51,717             6,391,543            6,409,003       Oxford Mall/
                    1/1/07                                                                               $8,891,523

Merrill Lynch      9/18/97(g)      7.73%        $79,509            10,852,924           10,888,384       Southgate/
 Credit            10/1/07                                                                               $15,449,965
 Corporation

Sellers of        12/10/98           (h)        $0                    200,000              200,000       None
 Southgate        12/10/99

Sellers of        12/10/98           (h)        $0                    230,000              230,000       None
 Crossroads East  12/10/99

Sellers of        12/10/98           (h)        $0                    275,000              275,000       None
 Crossroads East   12/9/99                                        -----------          -----------

                                                                  $59,201,085          $58,864,099
                                                                  ===========          ===========

(a) The Credit Facility is shared equally among BankBoston, N.A., KeyBank National Association and Citizens Bank of Rhode Island.

(b) The interest rate under the Credit Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 4.9375% at March 31, 1999.

(c) Outstanding balance of a $60 million senior revolving credit facility ("Credit Facility").

(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

(f) Note was assumed upon purchase of the property by the Company on November 24, 1998.

(g) Note was assumed upon purchase of the property by the Company on December 9, 1998.

(h) Note is non-interest bearing.

(i) The Credit Facility was collateralized at March 31, 1999 by nine Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $57,161,452, $5,266,104 and $3,255,644, respectively.

(j) The Company has an option to extend the maturity date to 12/30/03 upon payment of certain fees.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate exposure on $10,000,000 of the Credit Facility debt to a fixed 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at March 31, 1999, it would be required to pay the counter party approximately $40,000; however, the Company currently has no intention of terminating this agreement.

Note 5 - Related Party Transactions

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

The Company's 28 Retail Properties are managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor.

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)

The costs incurred to related parties for the three months ended March 31, 1999 and 1998 were as follows:
                                                       Three Months Ended
                                                            March 31,
                                                -----------------------------
                                                    1999                1998
                                                ---------           ---------

Acquisition fees                               $        0          $  143,829
Expense reimbursement                              52,056              15,302
Property management fees                          322,806             179,793
Asset management fee                              191,926             147,302
                                                ---------           ---------

                                               $  566,788          $  486,226
                                                =========           =========

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties. The loans are secured by the 163,517 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of March 31, 1999, the balances of these OP Unit Loans totaled $2,077,940 and are shown as loans receivable from affiliates on the consolidated balance sheets.

Note 6 - Earnings Per Share

Basic net income per share in the amount of $.18 and $.28 for the three months ended March 31, 1999 and 1998, respectively, equals net income for the periods ($1,422,500 and $2,275,442, respectively), divided by the weighted average number of shares outstanding for the periods (8,045,703 and 8,050,727, respectively).

Diluted net income per share in the amount of $.17 and $.28 for the three months ended March 31, 1999 and 1998, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,232,123 and 8,050,727, respectively). The weighted average number of diluted shares outstanding for the three months ended March 31, 1999 reflects an additional 186,420 OP Units which would have to be issued to the sellers of three Retail Properties on the Post-Closing Adjustment Date based on the Average Price Per Share on March 31, 1999 (see Note 2).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units at March 31, 1999 and December 31, 1998 into an additional 517,625 shares of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

                          AEGIS REALTY, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                    March 31, 1999
                                      (Unaudited)


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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. Management is unable, at this time, to predict further requirements, if any, or the associated costs of monitoring or remediation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of March 31, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $122,695,000.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). As of March 31, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 517,625 shares were reserved for issuance upon conversion of OP Units).

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and to enhance the value of its stock. The plan concentrates principally on three areas: i) external growth, ii) internal growth and iii) the increase in the amount of stock owned in the Company by affiliates of the Advisor and the Property Manager.

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

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to deter-mine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals.

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

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate exposure on $10,000,000 of the Credit Facility debt to a fixed 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at March 31, 1999, it would be required to pay the counter party approximately $40,000; however, the Company currently has no intention of terminating this agreement.

As a REIT, the Company is required to distribute at least 95% of its taxable income to maintain REIT status. Funds generated from operations are expected to be sufficient to allow the Company to meet this requirement.

The Advisor believes that the stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i) Geographic diversity of its portfolio of real estate and its mortgage note.

(ii) 48% of total revenues for the three months ended March 31, 1999 were earned from shopping center anchor tenants which are national credit tenants and from interest on FHA Mortgages.

(iii) No single asset accounts for more than 8% of total revenues for the three months ended March 31, 1999.

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

During the three months ended March 31, 1999, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $377,000. This increase was primarily due to cash provided by operating activities ($2,875,000) and net proceeds from notes payable ($337,000) which exceeded improvements to real estate ($95,000), acquisition expenses ($71,000), an increase in deferred loan costs ($56,000), distributions paid ($2,534,000) and distributions to minority interest ($73,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $1,304,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of May 13, 1999, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of May 13, 1999, this space has not been re-leased.

(iii) On March 1, 1999 Penn Traffic Co., parent of Big Bear Stores, an anchor tenant in the Southgate Shopping Center, filed for Chapter 11 bankruptcy. Penn Traffic had 60 days to affirm or reject the lease. The Company expects (a) this lease will be affirmed, (b) the 60 days rent is post petition and will be paid in full and (c) in the unlikely event this lease is rejected, there are alternative grocery retailers which are ready to take over this location immediately at a rent equal to or exceeding the present lease. As of May 13, 1999 (a) the lease has not been officially affirmed or rejected, (b) Penn Traffic has petitioned the court for an extension into June and (c) the rent for the period March 2, 1999 through May 31, 1999 has been paid leading the Company to believe the lease will be affirmed.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 7 to the consolidated financial statements.

In May 1999, a distribution of $1,931,246 ($.24 per share) which was declared in March 1999 was paid to the shareholders from cash flow from operations for the quarter ended March 31, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

For the three months ended March 31, 1999 as compared to 1998, total revenues and total expenses increased due to the acquisition of 12 Retail Properties during 1998. The Company's results of operations for the three months ended March 31, 1999 consisted primarily of the results of the Company's investment in 28 Retail Properties, two Multifamily Properties and one FHA Mortgage. The Company's results of operations for the three months ended March 31,

1998 consisted primarily of the results of the Company's investment in 16 Retail Properties, two Multifamily Properties, three FHA Mortgages and a gain on the sale of an investment in one garden apartment complex.

Rental income increased approximately $2,294,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $2,374,000 was due to the acquisition of 12 Retail Properties during 1998 (the "1998 Acquisitions"). Excluding these acquisitions, rental income decreased approximately $80,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to a decrease in occupancy and a decrease in percentage rents received at Westbird.

Tenant reimbursements increased approximately $644,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $486,000 was due to the 1998 Acquisitions. Excluding these acquisitions, tenant reimbursements increased approximately $158,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to additional billings to tenants and increases in estimates for recoverable amounts in 1999.

Income from equity investments decreased approximately $57,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to the sale of the Company's limited partnership interest in Dominion on March 20, 1998.

Interest income decreased approximately $589,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to the repayment of the Cross Creek FHA Mortgage and the Cross Creek Loan on June 24, 1998 and the repayment of the Weatherly Walk FHA Mortgage on August 26, 1998.

Other income increased less than $1,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $16,000 was due to the 1998 Acquisitions. Excluding these acquisitions, other income decreased approximately $16,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to decreases in late charges at Westbird, Winery Square and Mountain View.

Repairs and maintenance increased approximately $137,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $181,000 was due to the 1998 Acquisitions. Excluding these acquisitions, repairs and maintenance decreased approximately $44,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to a decrease in sewer repairs at Mountain View, Winery Square, Forest Park Square and Highland Fair and a decrease in roof repairs at Southhaven and Pablo Plaza.

Real estate taxes increased approximately $253,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $219,000 was due to the 1998 Acquisitions. Excluding these acquisitions, real estate taxes increased approximately $34,000 for the three months ended March 31, 1999 as compared to 1998.

Interest expense increased approximately $740,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to a higher outstanding balance of the Credit Facility during the three months ended March 31, 1999 and the assumption of existing debt with respect to four of the 1998 Acquisitions.

General and administrative expenses increased approximately $389,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $237,000 was due to the 1998 Acquisitions. Excluding these acquisitions, general and administrative expenses increased approximately $152,000 for the three months ended March 31, 1999 as compared to 1998. The increase was primarily due to an increase in legal expenses at Westbird and Pablo Plaza, an increase in security expenses at Birdneck, an increase in fees relating to the unused portion of the Credit Facility and an increase in asset management fees and expense reimbursements incurred to the Advisor and its affiliates due to the 1998 Acquisitions.

Depreciation and amortization increased approximately $530,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $436,000 was due to the 1998 Acquisitions, and an increase of $67,000 was due to an increase in amortization of deferred loan costs relating to the Credit Facility. Excluding these increases, depreciation and amortization increased approximately 4% for the three months ended March 31, 1999 as compared to 1998.

Minority interest in the income of the Operating Partnership increased approximately $78,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to the issuance of OP Units with respect to three of the 1998 Acquisitions.

Other expenses increased approximately $239,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $179,000 was due to the 1998 Acquisitions. Excluding these acquisitions, other expenses increased approximately $60,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to an increase in bad debt expense resulting from an increase in reserves at Cactus Village, Kokomo Plaza and Birdneck.

A gain on sale of investment in partnership in the amount of approximately $780,000 was recorded for the three months ended March 31, 1998 relating to the sale of the Company's limited partnership interest in Dominion.

Funds from Operations and Funds Available for Distribution

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $72,808 and $37,093 for the three months ended March 31, 1999 and 1998, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three months ended March 31, 1999 and 1998 are summarized in the following table:

                                                               Three Months Ended
                                                                      March 31,
                                                     ----------------------------------
                                                           1999                1998
                                                     ------------         -------------

Net income                                            $ 1,422,500           $ 2,275,442
Gain on sale of investment in partnership                       0              (779,893)
Depreciation and amortization of real property          1,074,299               645,737
Amortization of insurance contract                        150,145               150,145
Proportionate share of adjustments to equity in
 income from equity investments to arrive at
 funds from operations                                     59,724                74,153
                                                     ------------         -------------

Funds From Operations ("FFO")                           2,706,668             2,365,584

Amortization of deferred financing costs                   79,389                10,192
Principal payments received on mortgage loans               7,835                40,897
Straight-lining of property rentals for rent
 escalations                                              (72,808)              (37,093)
Improvements to real estate                               (95,371)              (75,968)
Principal repayments on notes payable                    (163,014)              (48,787)
Leasing commissions                                      (164,628)              (11,633)
                                                     ------------         -------------

Funds Available for Distribution ("FAD")              $ 2,298,071           $ 2,243,192
                                                     ============         =============

Distributions to shareholders                         $ 1,931,246           $ 1,932,174
                                                     ============         =============

FFO payout ratio                                             71.4%                 81.7%
                                                     ============         =============

Cash flows from:
Operating activities                                  $ 2,875,470           $ 2,378,375
                                                     ============         =============
Investing activities                                  $  (171,742)          $ 3,214,915
                                                     ============         =============
Financing activities                                  $(2,326,467)          $(2,101,567)
                                                     ============         =============

Forward-Looking Statements

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

Year 2000 Compliance

The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor has upgraded its computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations which experienced problems during the testing process were corrected with an upgrade patch. The costs incurred by the Advisor are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

With regard to third parties, the Company's Advisor is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Company has received assurances from a majority of the third parties with which it interacts that these third parties have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Company has not received assurances from third parties, it is initiating further mail and/or phone inquiries. The Company relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments. For example, based on the $29,818,000 outstanding under the Credit Facility at March 31, 1999, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $298,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $596,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. For example, based on the $29,818,000 outstanding under the Credit Facility at March 31, 1999, the Company estimates that a 1% decline in the 30 day Euro-contract rate would increase the Com-pany's annual net income by approximately $298,000, and a 2% decline in the 30 day Euro-contract rate would increase net income by approximately $596,000. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                              PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not a party to any material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         27 Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K:

         Current report on Form 8-K/A-1 relating to the purchase of Southgate and Crossroads East was dated December 10, 1998 and was filed on February 25, 1999

         Current report on Form 8-K relating to a shareholder rights plan was dated January 29, 1999 and was filed on February 5, 1999

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AEGIS REALTY, INC.
                                     (Registrant)




Date: May 14, 1999           By: /s/ Stuart J. Boesky
                                 --------------------
                                 Stuart J. Boesky
                                 Director, President and
                                 Chief Operating Officer




Date: May 14, 1999           By: /s/ John B. Roche
                                 -----------------
                                 John B. Roche
                                 Senior Vice President and
                                 Chief Financial Officer




Date:  May 14, 1999          By: /s/ Richard A. Palermo
                                 ----------------------
                                 Richard A. Palermo
                                 Vice President, Treasurer,
                                 Controller and
                                 Chief Accounting Officer