Form 10-Q
period 1999-06-30
AEGIS REALTY INC
filed 1999-08-16
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)

          Maryland                                            13-3916825
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

625 Madison Avenue, New York, New York                              10022
----------------------------------------                          ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============    =============
                                                     June 30,     December 31,
                                                       1999           1998
                                                  -------------   -------------
ASSETS
Real estate, net                                  $ 173,290,074   $ 174,876,580
Investment in partnerships                            6,035,268       6,095,543
Mortgage loan receivable                              3,244,035       3,267,037
Loans receivable from affiliates                      2,077,929       2,081,015
Cash and cash equivalents                             3,852,365       3,003,474
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $501,000 and $383,000,
   respectively                                       2,266,707       2,442,896
Deferred costs, net                                   2,480,611       2,387,683
Other assets                                            756,144       1,235,742
                                                  -------------   -------------

   Total Assets                                   $ 194,003,133   $ 195,389,970
                                                  =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                  $  59,099,001   $  58,864,099
   Accounts payable and other liabilities             3,455,162       3,575,499
   Due to Advisor and affiliates                        425,683         355,915
   Distributions payable                              2,058,004       2,607,054
                                                  -------------   -------------

   Total Liabilities                                 65,037,850      65,402,567
                                                  -------------   -------------

Minority interest of unitholders in the
   Operating Partnership                              6,740,343       6,803,895
                                                  -------------   -------------
Commitments and Contingencies

Shareholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,053,159
     issued and 8,046,859 outstanding and
     8,051,159 issued and 8,044,859 outstanding
     in 1999 and 1998, respectively                      80,531          80,511
   Treasury stock; $.01 par value; 6,300 shares             (63)            (63)
   Additional paid in capital                       125,319,076     125,299,096
   Distributions in excess of net income             (3,174,604)     (2,196,036)
                                                  -------------   -------------

   Total Shareholders' Equity                       122,224,940     123,183,508
                                                  -------------   -------------
   Total Liabilities and Shareholders' Equity     $ 194,003,133   $ 195,389,970
                                                  =============   =============


           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                   =========================   ==========================
                                       Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                   -------------------------   --------------------------
                                      1999          1998           1999          1998
                                   -------------------------   --------------------------
Revenues:
   Rental income                   $ 4,916,201   $ 2,933,050   $  9,934,389   $ 5,657,035
   Tenant reimbursements             1,178,670     1,027,607      2,357,345     1,561,785
   Income from equity investments       85,937        81,467        171,438       223,588
   Interest income                     124,878       663,096        240,055     1,367,217
   Other                                25,519        15,765         58,401        48,467
                                   -----------   -----------   ------------   -----------
   Total revenues                    6,331,205     4,720,985     12,761,628     8,858,092
                                   -----------   -----------   ------------   -----------

Expenses:
   Repairs and maintenance             365,487       236,934        776,728       510,792
   Real estate taxes                   667,561       414,866      1,291,957       786,473
   Interest                          1,107,410       470,691      2,212,690       836,251
   General and administrative        1,093,984       819,785      2,085,282     1,421,970
   Depreciation and amortization     1,204,899       892,386      2,494,641     1,652,158
   Other                               334,525       348,519        828,969       603,965
                                   -----------   -----------   ------------   -----------
   Total expenses                    4,773,866     3,183,181      9,690,267     5,811,609
                                   -----------   -----------   ------------   -----------
Income before gain on sale of
   investment                        1,557,339     1,537,804      3,071,361     3,046,483
Gain on sale of investment in
   partnership                               0             0              0       779,893
                                   -----------   -----------   ------------   -----------
Income before minority interest      1,557,339     1,537,804      3,071,361     3,826,376

Minority interest in income of
   the Operating Partnership           (95,915)      (14,877)      (187,437)      (28,007)
                                   -----------   -----------   ------------   -----------

Net income                         $ 1,461,424   $ 1,522,927   $  2,883,924   $ 3,798,369
                                   ===========   ===========   ============   ===========

Net income per share:
   Basic                           $       .18   $       .19   $        .36   $       .47
                                   ===========   ===========   ============   ===========

   Diluted                         $       .18   $       .19   $        .35   $       .47
                                   ===========   ===========   ============   ===========
Weighted average shares
   outstanding:
   Basic                             8,046,859     8,050,855      8,046,284     8,050,791
                                   ===========   ===========   ============   ===========
   Diluted                           8,169,020     8,050,855      8,168,445     8,050,791
                                   ===========   ===========   ============   ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                        Additional    Distributions
                                  Common Stock      Treasury  Stock       Paid-in      in Excess of
                               Shares     Amount    Shares    Amount      Capital       Net Income         Total
                               ------     ------    ------    ------    ----------    -------------        -----
Balance at January 1, 1999    8,051,159  $80,511    (6,300)   $ (63)   $125,299,096    $(2,196,036)    $ 123,183,508
Net income                            0        0         0        0               0      2,883,924         2,883,924
Issuance of shares of
   common stock                   2,000       20         0        0          19,980              0            20,000
Distributions                         0        0         0        0               0     (3,862,492)       (3,862,492)
                              ---------  -------    ------    -----    ------------    -----------     -------------

Balance at June 30, 1999      8,053,159  $80,531    (6,300)   $ (63)   $125,319,076    $(3,174,604)    $ 122,224,940
                              =========  =======    ======    =====    ============    ===========     =============

          See accompanying notes to consolidated financial statements.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        ==========================
                                                             Six Months Ended
                                                                  June 30,
                                                        --------------------------
                                                           1999           1998
                                                        -----------   ------------
Cash flows from operating activities:
Net income                                              $ 2,883,924   $  3,798,369
                                                        -----------   ------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment in partnership                      0       (779,893)
   Loss on repayment of mortgage loan receivable                  0         72,967
   Depreciation and amortization                          2,522,980      1,735,900
   Minority interest in income of
     the Operating Partnership                              187,437         28,007
   Distributions from equity investments
     in excess of income                                     39,092         42,574
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                               58,654        103,661
   Allowance for doubtful accounts                          117,535        196,403
   Other assets                                             479,598       (148,129)
   Due to Advisor and affiliates                             89,768       (229,282)
   Accounts payable and other liabilities                  (120,337)       388,749
   Leasing commissions                                     (305,655)       (54,067)
   Deferred leasing costs                                   (27,500)             0
                                                        -----------   ------------
     Total adjustments                                    3,041,572      1,356,890
                                                        -----------   ------------

   Net cash provided by operating activities              5,925,496      5,155,259
                                                        -----------   ------------
Cash flows from investing activities:
   Proceeds from sale of investment in partnership                0      4,727,500
   Improvements to real estate                             (296,804)      (109,334)
   Acquisitions of real estate including acquisition
     expenses                                              (157,179)   (16,414,814)
   Increase in deferred acquisition expenses                (44,224)      (134,169)
   Repayments of loans receivable from affiliates             3,086      3,060,000
   Principal payments received on mortgage loans             15,846     19,125,091
                                                        -----------   ------------

   Net cash (used in) provided by investing activities     (479,275)    10,254,274
                                                        -----------   ------------
Cash flows from financing activities:
   Proceeds from notes payable                              500,000     15,250,000
   Repayments of notes payable                             (265,098)   (11,268,137)
   Distributions paid                                    (4,465,381)    (3,864,348)
   Increase in deferred loan costs                         (169,701)      (341,034)
   Distributions to minority interest                      (197,150)       (22,482)
   Consolidation costs                                            0        (41,547)
   Consolidation costs allocated to
     minority interest                                            0           (276)
                                                        -----------   ------------
   Net cash used in financing activities                 (4,597,330)      (287,824)
                                                        -----------   ------------

                                                                     (continued)

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     ==========================
                                                          Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                        1999           1998
                                                     --------------------------

Net increase in cash and cash equivalents                848,891     15,121,709

Cash and cash equivalents at the beginning of
   the period                                          3,003,474      6,728,050
                                                     -----------   ------------

Cash and cash equivalents at the end of the period   $ 3,852,365   $ 21,849,759
                                                     ===========   ============

Supplemental information:
   Interest paid                                     $ 2,259,284   $    692,905
                                                     ===========   ============

Supplemental disclosure of noncash
   investing and financing activities:

Notes payable assumed in acquisition of real estate  $         0   $  6,650,648
                                                     ===========   ============

Real estate acquired for units in the Operating
   Partnership                                       $         0   $  1,231,438
                                                     ===========   ============

Issuance of shares of common stock for
   director fees                                     $    20,000   $      5,000
                                                     ===========   ============

Distributions declared                               $(3,862,492)  $ (3,864,453)

(Decrease) increase in distributions payable
   to shareholders                                      (602,889)           105
                                                     -----------   ------------

Distributions paid                                   $(4,465,381)  $ (3,864,348)
                                                     ===========   ============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company is organized and managed as a single business segment. As of June 30, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties"), held partnership interests in two suburban garden apartment properties and held one FHA insured participating mortgage secured by a suburban garden apartment property.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. and Eagle Insured, L.P. (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their partnership interest in each Partnership. As of June 30, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 545,812 shares were reserved for issuance upon conversion of OP Units, as defined below).

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 93.65% of the units of partnership interest (the "OP Units") at June 30, 1999. Also, at June 30, 1999, 3.35% and 3.00% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in con-

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

junction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2 - Real Estate

The components of real estate are as follows:

                                                  June 30,         December 31,
                                                    1999               1998
                                               -------------      -------------

Land                                           $  39,467,426      $  39,467,426
Buildings and improvements                       155,045,833        154,677,484
                                               -------------      -------------
                                                 194,513,259        194,144,910
Less:  Accumulated depreciation                  (21,223,185)       (19,268,330)
                                               -------------      -------------

                                               $ 173,290,074      $ 174,876,580
                                               =============      =============

The 470,789 OP Units which were issued to the sellers of Governor's Square, Southgate and Crossroads East, three Retail Properties, are convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of their respective closing dates. The OP Units were issued at an agreed upon value of $13 per unit. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) is less than $13, the Company is obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day period ending on such date. An additional 28,187 OP Units were issued to the seller of Governor's Square on the Post-Closing Adjustment Date (May 28, 1999) based on the Average Price Per Share of $10.01875. An additional 122,161 OP Units would have to be issued to the sellers of Southgate and Crossroads East on the Post-Closing Adjustment Date (December 9, 1999), based on the closing price per share of 9 13/16 on June 30, 1999.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at June 30, 1999. However, the carrying value of certain properties may be in excess of their fair value as of such date.

Note 3 - Deferred Costs

The components of deferred costs are as follows:

                                                      June 30,      December 31,
                                                       1999             1998
                                                    -----------     -----------

Deferred insurance costs                            $ 6,005,804     $ 6,005,804
Deferred loan costs                                   2,012,302       1,842,601
Deferred leasing commissions and costs                1,183,299         928,148
Deferred acquisition expenses                           158,453         114,229
                                                    -----------     -----------

                                                      9,359,858       8,890,782
Less:  Accumulated amortization                      (6,879,247)     (6,503,099)
                                                    -----------     -----------

                                                    $ 2,480,611     $ 2,387,683
                                                    ===========     ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

NOTE 4 - Notes Payable

As of June 30, 1999 and December 31, 1998, the Company had notes payable with outstanding balances totaling $59,099,001 and $58,864,099, respectively. Further information regarding the notes is as follows:

                                                                                            Collateral/
                     Date of                 Monthly                                         Carrying
                      Note/                  Payment      Outstanding   Outstanding          Value at
                    Maturity     Interest   of Principal     Balance      Balance            March 31,
Noteholder            Date         Rate     and Interest  at 6/30/99    at 12/31/98            1999
----------         -----------   ---------  ------------  -----------   -----------        -------------
New York Life      7/11/95       9.25%        $55,984     $ 4,840,395   $ 4,967,164        Forest Park &
  Insurance        6/10/00                                                                 Highland Fair/
  Company                                                                                  $12,223,023

BankBoston,        12/30/97      (b)          Interest     29,818,000    29,318,000(c)     (i)
   N.A. (a)        12/30/00      (j)          only
KeyBank
  National
  Association (a)

Heller             6/24/97(d)    8.50%        $19,992       2,558,952     2,571,651        Barclay Place/
  Financial, Inc.  7/1/17                                                                  $3,954,036

Nomura             10/28/97(e)   7.54%        $33,130       3,958,042     4,004,897        Village At
  Asset Capital    11/11/22                                                                Waterford/
  Corporation                                                                              $6,428,627

Chase Bank         12/16/96(f)   8.875%       $51,717       6,382,617     6,409,003        Oxford Mall/
                   1/1/07                                                                  $8,891,523

Merrill Lynch      9/18/97(g)    7.73%        $79,509      10,835,995    10,888,384        Southgate/
  Credit           10/1/07                                                                 $15,449,965
  Corporation

Sellers of         12/10/98      (h)          $     0         200,000       200,000        None
  Southgate        12/10/99

Sellers of         12/10/98      (h)          $     0         230,000       230,000        None
  Crossroads East  12/10/99

Sellers of         12/10/98      (h)          $     0         275,000       275,000        None
                                                          -----------   -----------
  Crossroads East  12/9/99
                                                          $59,099,001   $58,864,099
                                                          ===========   ===========

(a) The Credit Facility is shared among BankBoston, N.A. (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 5.25% at June 30, 1999.

(c) Outstanding balance of a $70 million senior revolving credit facility ("Credit Facility").

(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

(f) Note was assumed upon purchase of the property by the Company on November 24, 1998.

(g) Note was assumed upon purchase of the property by the Company on December 9, 1998.

(h) Note is non-interest bearing.

(i) The Credit Facility was collateralized at June 30, 1999 by nine Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $56,906,221, $5,259,434 and $3,244,035, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Insured I, Insured II and TCR-Pinehurst Limited Partnership.

(j) The Company has an option to extend the maturity date to 12/30/03 upon payment of certain fees.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at June 30, 1999, the counter party would be required to pay the Company approximately $25,000; however, the Company currently has no intention of terminating this agreement.

Note 5 - Common Stock

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of June 30, 1999 and December 31, 1998, 1,216 and 216 shares, respectively, having an aggregate value of $12,500 and $2,500, respectively, have been issued to each independent director as compensation for their services.

Note 6 - Related Party Transactions

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

The costs incurred to related parties for the three and six months ended June 30, 1999 and 1998 were as follows:

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                  ----------------------  ----------------------
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------

Acquisition fees                  $        0  $  733,559  $        0  $  877,388
Expense reimbursement                 74,631      87,001     126,687     102,303
Property management fees             312,345     196,301     635,151     376,094
Asset management fee                 194,039     154,092     385,965     301,394
                                  ----------  ----------  ----------  ----------

                                  $  581,015  $1,170,953  $1,147,803  $1,657,179
                                  ==========  ==========  ==========  ==========

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties; SIC is not affiliated with the Advisor or its affiliates but affiliates of the Advisor were also partners in such partnerships. The loans are secured by the 163,517 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of June 30, 1999, the balances of these OP Unit Loans totaled $2,077,929 and are shown as loans receivable from affiliates on the consolidated balance sheets.

Note 7 - Earnings Per Share

Basic net income per share in the amount of $.18 and $.19 and $.36 and $.47 for the three and six months ended June 30, 1999 and 1998, respectively, equals net income for the periods ($1,461,424 and $1,522,927 and $2,883,924 and $3,798,369,
respectively), divided by the weighted average number of shares outstanding for the periods (8,046,859 and 8,050,855 and 8,046,284 and 8,050,791, respectively).

Diluted net income per share in the amount of $.18 and $.19 and $.35 and $.47 for the three and six months ended June 30, 1999 and 1998, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,169,020 and 8,050,855 and 8,168,445 and 8,050,791, respectively). The weighted average number of diluted shares outstanding for the three and six months ended June 30, 1999 reflects an additional 122,161 OP Units which would have to be issued to the sellers of two Retail Properties on the Post-Closing Adjustment Date based on the closing price per share on June 30,

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

1999 (see Note 2). For purposes of this calculation, the additional OP Units are assumed to be immediately converted to shares of Common Stock.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at June 30, 1999 and 1998 into an additional 545,812 and 141,562 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

Note 8 - Commitments and Contingencies

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. On May 28, 1999

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

management received notification form GAEPD that the site is now listed on the GAEPD Hazardous Site Inventory ("HSI") due, in part, to the presence of detectable levels of certain hazardous materials at slightly higher than maximum allowable levels. Management is considering, at this time, a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI and/or begin the installation of monitoring wells to further determine the extent of remediation. Management, at this time, is unable to predict further requirements, if any, or the ultimate cost of remediation if it is necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of June 30, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $122,225,000.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). As of June 30, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 545,812 shares were reserved for issuance upon conversion of OP Units).

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

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at June 30, 1999, the counter party would be required to pay the Company approximately $25,000; however, the Company currently has no intention of terminating this agreement.

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

(ii) 46% of total revenues for the six months ended June 30, 1999 were earned from shopping center anchor tenants which are national credit tenants and from interest on FHA Mortgages.

(iii) No single asset accounts for more than 8% of total revenues for the six months ended June 30, 1999.

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

During the six months ended June 30, 1999, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $849,000. This increase was primarily due to cash provided by operating activities ($5,925,000) and net proceeds from notes payable

($235,000) which exceeded improvements to real estate ($297,000), acquisition expenses ($157,000), an increase in deferred loan costs ($170,000), distributions paid ($4,465,000) and distributions to minority interest ($197,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $2,523,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of August 13, 1999, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of August 13, 1999, this space has not been re-leased.

(iii) On March 1, 1999 Penn Traffic Co., parent of Big Bear Stores, an anchor tenant in the Southgate Shopping Center, filed for Chapter 11 bankruptcy. Penn Traffic had 60 days to affirm or reject the lease. The Company expects (a) this lease will be affirmed, (b) the 60 days rent is post petition and will be paid in full and (c) in the unlikely event this lease is rejected, there are alternative grocery retailers which are ready to take over this location immediately at a rent equal to or exceeding the present lease. As of August 13, 1999 (a) the lease has not been officially affirmed or rejected, (b) Penn Traffic's reorganization plan was approved by the court on May 27, 1999 with implementation awaiting completion of final creditor negotiations and (c) the rent for the period March 2, 1999 through August 31, 1999 has been paid leading the Company to believe the lease will be affirmed.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 8 to the consolidated financial statements.

In August 1999, a distribution of $1,931,246 ($.24 per share) which was declared in June 1999 was paid to the shareholders from cash flow from operations for the quarter ended June 30, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

For the three and six months ended June 30, 1999 as compared to 1998, total revenues and total expenses increased due to the acquisition of 12 Retail Properties during 1998. The Company's results of operations for the three and six months ended June 30, 1999 consisted primarily of the results of the Company's investment in 28 Retail Properties, two Multifamily Properties and one FHA Mortgage. The Company's results of operations for the three months ended June 30,

1998 consisted primarily of the results of the Company's investment in 19 Retail Properties, one Multifamily Property and three FHA Mortgages. The Company's results of operations for the six months ended June 30, 1998 consisted primarily of the results of the Company's investment in 19 Retail Properties, two Multifamily Properties, three FHA Mortgages and a gain on the sale of an investment in one Multifamily Property.

Rental income increased approximately $1,983,000 and $4,277,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $1,957,000 and $4,331,000 were due to the acquisition of 12 Retail Properties during 1998 (the "1998 Acquisitions"). Excluding these acquisitions, rental income increased approximately 1% and decreased approximately 1% for the three and six months ended June 30, 1999 as compared to 1998.

Tenant reimbursements increased approximately $151,000 and $796,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $507,000 and $993,000 were due to the 1998 Acquisitions. Excluding these acquisitions, tenant reimbursements decreased approximately $356,000 and $197,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to additional billings to tenants and increases in estimates for recoverable amounts in 1998.

Income from equity investments increased approximately $4,000 and decreased approximately $52,000 for the three and six months ended June 30, 1999 as compared to 1998. The decrease for the six months was primarily due to the sale of the Company's limited partnership interest in Dominion on March 20, 1998.

Interest income decreased approximately $538,000 and $1,127,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to the repayment of the Cross Creek FHA Mortgage and the Cross Creek Loan on June 24, 1998 and the repayment of the Weatherly Walk FHA Mortgage on August 26, 1998.

Other income increased approximately $10,000 for both the three and six months ended June 30, 1999 as compared to 1998. Increases of $17,000 and $33,000 were due to the 1998 Acquisitions. Excluding these acquisitions, other income decreased approximately $7,000 and $23,000 for the three and six months ended June 30, 1999 as compared to 1998.

Repairs and maintenance increased approximately $129,000 and $266,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $124,000 and $305,000 were due to the 1998 Acquisitions. Excluding these acquisitions, repairs and maintenance increased approximately $5,000 and decreased approximately $39,000 for the three and six months ended June 30, 1999 as compared to 1998.

Real estate taxes increased approximately $253,000 and $505,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $253,000 and $471,000 were due to the 1998 Acquisitions. Excluding these acquisitions, real estate taxes increased less than $1,000 and approximately $34,000 for the three and six months ended June 30, 1999 as compared to 1998.

Interest expense increased approximately $637,000 and $1,376,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to a higher outstanding balance of the Credit Facility during the three and six months ended June 30, 1999 and the assumption of existing debt with respect to four of the 1998 Acquisitions.

General and administrative expenses increased approximately $274,000 and $663,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $222,000 and $458,000 were due to the 1998 Acquisitions. Excluding these acquisitions, general and admin-istrative expenses increased approximately $52,000 and $205,000 for the three and six months ended June 30, 1999 as compared to 1998. The increase for the six months was primarily due to an increase in legal expenses at Westbird and Pablo Plaza, an increase in security expenses at Birdneck, an increase in fees relating to the unused portion of the Credit Facility, an increase in audit/tax fees due to the 1998 Acquisitions and an increase in asset management fees incurred to the Advisor and its affiliates due to the 1998 Acquisitions.

Depreciation and amortization increased approximately $313,000 and $842,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $381,000 and $817,000 were due to the 1998 Acquisitions, and increases of $3,000 and $70,000 were due to an increase in amortization of deferred loan costs relating to the Credit Facility. Excluding these increases, depreciation and amortization decreased approximately 8% and increased approximately 2% for the three and six months ended June 30, 1999 as compared to 1998.

Other expenses decreased approximately $14,000 and increased approximately $225,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $121,000 and $300,000 were due to the 1998 Acquisitions. Excluding these acquisitions, other expenses decreased approximately $135,000 and $75,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to small decreases in insurance expense at fifteen of the properties and the loss on the repayment of the Cross Creek Mortgage Loan during the second quarter of 1998.

A gain on sale of investment in partnership in the amount of approximately $780,000 was recorded for the six months ended June 30, 1998 relating to the sale of the Company's limited partnership interest in Dominion in the first quarter of 1998.

Minority interest in the income of the Operating Partnership increased approximately $81,000 and $159,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to the issuance of OP Units with respect to three of the 1998 Acquisitions.

Funds from Operations and Funds Available for Distribution

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $62,839 and $47,867 and $135,647 and $84,960 for the three and six months ended June 30, 1999 and 1998, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and six months ended June 30, 1999 and 1998 are summarized in the following table:

                                          Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                      --------------------------    ---------------------------
                                          1999           1998           1999            1998
                                      --------------------------    ---------------------------
Net income                            $ 1,461,424    $ 1,522,927    $ 2,883,924    $  3,798,369
Gain on sale of investment in
   partnership                                  0              0              0        (779,893)
Loss on repayment of Cross Creek
   debt                                         0         72,967              0          72,967
Depreciation and amortization of
   real property                        1,082,916        698,236      2,157,215       1,343,973
Amortization of insurance contract         50,050        150,145        200,195         300,290
Proportionate share of adjustments
   to equity in income
   from equity investments to arrive
   at funds from operations                61,011         41,083        120,735         115,236
                                      -----------    -----------    -----------    ------------
Funds From Operations ("FFO")           2,655,401      2,485,358      5,362,069       4,850,942

Amortization of deferred financing
   costs                                   86,181         81,446        165,570          91,638
Principal payments received on
   mortgage loans                           8,011         41,818         15,846          82,715
Straight-lining of property rentals
   for rent escalations                   (62,839)       (47,867)      (135,647)        (84,960)
Improvements to real estate              (201,433)       (33,366)      (296,804)       (109,334)
Principal repayments on notes
   payable                               (102,084)       (69,351)      (265,098)       (118,138)
Leasing commissions                      (141,027)       (42,434)      (305,655)        (54,067)
                                      -----------    -----------    -----------    ------------

Funds Available for Distribution
   ("FAD")                            $ 2,242,210    $ 2,415,604    $ 4,540,281    $  4,658,796
                                      ===========    ===========    ===========    ============

Distributions to shareholders         $ 1,931,246    $ 1,932,279    $ 3,862,492    $  3,864,453
                                      ===========    ===========    ===========    ============

FFO payout ratio                             72.7%          77.7%          72.0%           79.7%
                                      ===========    ===========    ===========    ============

Cash flows from:
Operating activities                  $ 3,050,026    $ 2,825,951    $ 5,925,496    $  5,204,326
                                      ===========    ===========    ===========    ============
Investing activities                  $  (307,533)   $ 6,985,292    $  (479,275)   $ 10,200,207
                                      ===========    ===========    ===========    ============
Financing activities                  $(2,270,863)   $ 1,818,743    $(4,597,330)   $   (282,824)
                                      ===========    ===========    ===========    ============

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of June 30, 1999, approximately 50% of the Company's total notes payable outstanding are either fixed rate or non-interest bearing, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts as described above. For example, based on the $29,818,000 outstanding under the Credit Facility at June 30, 1999, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $298,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $596,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

      A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 1999. Such meeting was held on June 16, 1999. Alan P. Hirmes was reelected as trustee for a three-year term expiring in 2002. The proxy statement incorrectly noted that Stuart J. Boesky's term had expired and his name was, therefore, listed on the proxy for reelection. Although Mr. Boseky received sufficient votes for reelection, he will continue to be treated as a trustee whose term expires in 2000, at which time he will again be eligible for reelection to a new three-year term.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            27 Financial Data Schedule (filed herewith).

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AEGIS REALTY, INC.
                                  (Registrant)


Date: August 13, 1999              By: /s/ Stuart J. Boesky
                                       --------------------
                                       Stuart J. Boesky
                                       Director, President and
                                       Chief Operating Officer


Date: August 13, 1999              By: /s/ John B. Roche
                                       -----------------
                                       John B. Roche
                                       Senior Vice President and
                                       Chief Financial Officer


Date: August 13, 1999              By: /s/ Richard A. Palermo
                                       ----------------------
                                       Richard A. Palermo
                                       Vice President, Treasurer,
                                       Controller and
                                       Chief Accounting Officer