Form 10-Q
period 1999-09-30
AEGIS REALTY INC
filed 1999-11-15
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
                                   (Unaudited)

                                                      =============    =============
                                                      September 30,     December 31,
                                                           1999             1998
                                                      -------------    -------------
ASSETS
Real estate, net                                      $ 173,222,689    $ 174,876,580
Investment in partnerships                                5,987,425        6,095,543
Mortgage loan receivable                                  3,232,205        3,267,037
Loans receivable from affiliates                          2,077,908        2,081,015
Cash and cash equivalents                                 2,126,879        3,003,474
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $420,000 and $383,000,
   respectively                                           2,607,831        2,442,896
Deferred costs, net                                       2,790,175        2,387,683
Other assets                                              1,437,072        1,235,742
                                                      -------------    -------------

   Total Assets                                       $ 193,482,184    $ 195,389,970
                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                      $  58,952,467    $  58,864,099
   Accounts payable and other liabilities                 3,749,854        3,575,499
   Due to Advisor and affiliates                            265,978          355,915
   Distributions payable                                  2,062,241        2,607,054
                                                      -------------    -------------

   Total Liabilities                                     65,030,540       65,402,567
                                                      -------------    -------------

Minority interest of unitholders in the
   Operating Partnership                                  6,707,803        6,803,895
                                                      -------------    -------------

Commitments and Contingencies

Shareholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,053,159 issued
     and 8,046,859 outstanding and 8,051,159
     issued and 8,044,859 outstanding in
     1999 and 1998, respectively                             80,531           80,511
   Treasury stock; $.01 par value; 6,300 shares                 (63)             (63)
   Additional paid in capital                           125,319,076      125,299,096
   Distributions in excess of net income                 (3,655,703)      (2,196,036)
                                                      -------------    -------------

   Total Shareholders' Equity                           121,743,841      123,183,508
                                                      -------------    -------------
   Total Liabilities and Shareholders' Equity         $ 193,482,184    $ 195,389,970
                                                      =============    =============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                             ============================    ============================
                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Revenues:

   Rental income                             $  4,998,061    $  3,520,886    $ 14,932,450    $  9,177,921
   Tenant reimbursements                        1,091,893       1,003,172       3,449,238       2,564,957
   Income from equity investments                  68,014          84,249         239,452         307,837
   Interest income                                126,412         189,795         366,467       1,557,012
   Other                                           35,970          24,318          94,371          72,785
                                             ------------    ------------    ------------    ------------
   Total revenues                               6,320,350       4,822,420      19,081,978      13,680,512
                                             ------------    ------------    ------------    ------------

Expenses:

   Repairs and maintenance                        560,325         499,963       1,337,053       1,010,755
   Real estate taxes                              581,209         449,469       1,873,166       1,235,942
   Interest                                     1,127,521         366,521       3,340,211       1,202,772
   General and administrative                   1,015,193         809,831       3,100,475       2,231,801
   Depreciation and amortization                1,191,916         997,784       3,686,557       2,649,942
   Other                                          295,585         191,332       1,124,554         795,297
                                             ------------    ------------    ------------    ------------
   Total expenses                               4,771,749       3,314,900      14,462,016       9,126,509
                                             ------------    ------------    ------------    ------------

Income before gain on sale of
   investment                                   1,548,601       1,507,520       4,619,962       4,554,003

Gain on sale of investment in
   partnership                                          0               0               0         779,893
                                             ------------    ------------    ------------    ------------
Income before minority interest                 1,548,601       1,507,520       4,619,962       5,333,896

Minority interest in income of
   the Operating Partnership                      (98,454)        (26,049)       (285,891)        (54,056)
                                             ------------    ------------    ------------    ------------

Net income                                   $  1,450,147    $  1,481,471    $  4,334,071    $  5,279,840
                                             ============    ============    ============    ============

Net income per share:

   Basic                                     $        .18    $        .18    $        .54    $        .66
                                             ============    ============    ============    ============

   Diluted                                   $        .18    $        .18    $        .53    $        .66
                                             ============    ============    ============    ============

Weighted average shares
   outstanding:

   Basic                                        8,046,859       8,051,159       8,046,478       8,050,915
                                             ============    ============    ============    ============

   Diluted                                      8,210,252       8,051,159       8,209,871       8,050,915
                                             ============    ============    ============    ============

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                             Common Stock              Treasury Stock        Additional    Distributions
                          -------------------      ---------------------       Paid-in      in Excess of
                          Shares       Amount      Shares         Amount       Capital       Net Income         Total
                          ------       ------      ------         ------       -------       ----------         -----
Balance at
   January 1, 1999      8,051,159   $   80,511       (6,300)   $      (63)   $125,299,096   $ (2,196,036)   $123,183,508

Net income                      0            0            0             0               0      4,334,071       4,334,071
Issuance of shares of
   common stock             2,000           20            0             0          19,980              0          20,000
Distributions                   0            0            0             0               0     (5,793,738)     (5,793,738)
                        ---------   ----------   ----------    ----------    ------------   ------------    ------------

Balance at
   September 30, 1999   8,053,159   $   80,531       (6,300)   $      (63)   $125,319,076   $ (3,655,703)   $121,743,841
                        =========   ==========   ==========    ==========    ============   ============    ============

See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       ============================
                                                            Nine Months Ended
                                                               September 30,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
Net income                                             $  4,334,071    $  5,279,840
                                                       ------------    ------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment in partnership                      0        (779,893)
   Loss on repayments of mortgage loans receivable                0          72,967
   Depreciation and amortization                          3,729,300       2,752,643
   Minority interest in income of
     the Operating Partnership                              285,891          54,056
   Distributions from equity investments
     in excess of income                                     76,168          40,945
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                             (201,469)       (108,482)
   Allowance for doubtful accounts                           36,534            (555)
   Other assets                                            (201,330)       (386,344)
   Due to Advisor and affiliates                            (69,937)       (147,168)
   Accounts payable and other liabilities                   174,355         788,774
   Leasing commissions and costs                           (500,516)       (125,790)
                                                       ------------    ------------
     Total adjustments                                    3,328,996       2,161,153
                                                       ------------    ------------

   Net cash provided by operating activities              7,663,067       7,440,993
                                                       ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of investment in partnership                0       4,727,500
   Improvements to real estate                             (845,310)       (439,824)
   Acquisitions of real estate including acquisition
     expenses                                              (570,916)    (41,798,217)
   Increase in deferred acquisition expenses                (61,150)        (16,549)
   Investment in partnership                                      0        (941,134)
   Repayments of loans receivable from affiliates             3,107       3,060,000
   Principal payments received on mortgage loans             24,039      27,566,524
                                                       ------------    ------------

   Net cash used in investing activities                 (1,450,230)     (7,841,700)
                                                       ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                              500,000      33,050,000
   Repayments of notes payable                             (411,632)    (28,847,733)
   Distributions paid to shareholders                    (6,396,627)     (5,796,626)
   Increase in deferred loan costs                         (457,266)       (356,112)
   Distributions paid to minority interest                 (323,907)        (40,969)
   Consolidation costs                                            0         (41,453)
   Consolidation costs allocated to
     minority interest                                            0            (241)
                                                       ------------    ------------
   Net cash used in financing activities                 (7,089,432)     (2,033,134)
                                                       ------------    ------------

                                                                     (continued)

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     ==========================
                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Net decrease in cash and cash equivalents               (876,595)    (2,433,841)

Cash and cash equivalents at the beginning of
   the period                                          3,003,474      6,728,050
                                                     -----------    -----------

Cash and cash equivalents at the end of the period   $ 2,126,879    $ 4,294,209
                                                     ===========    ===========

Supplemental information:
   Interest paid                                     $ 3,691,879    $ 1,249,349
                                                     ===========    ===========

Supplemental disclosure of noncash
   investing and financing activities:

Notes payable assumed in acquisition of real estate  $         0    $ 6,650,648
                                                     ===========    ===========

Real estate acquired for units in the Operating
   Partnership                                       $         0    $ 1,231,438
                                                     ===========    ===========

Issuance of shares of common stock for
   director fees                                     $    20,000    $     5,000
                                                     ===========    ===========

Reclassification of deferred acquisition expenses
   to real estate upon purchase                      $         0    $    47,459
                                                     ===========    ===========

Distributions to shareholders declared               $(5,793,738)   $(5,796,731)

(Decrease) increase in distributions payable
   to shareholders                                      (602,889)           105
                                                     -----------    -----------

Distributions paid to shareholders                   $(6,396,627)   $(5,796,626)
                                                     ===========    ===========

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. The Company is organized and managed as a single business segment. As of September 30, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties"), held partnership interests in two suburban garden apartment properties and held one FHA insured participating mortgage secured by a suburban garden apartment property.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. and Eagle Insured, L.P. (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their partnership interest in each Partnership. As of September 30, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 545,812 shares were reserved for issuance upon conversion of OP Units, as defined below).

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 93.65% of the units of partnership interest (the "OP Units") at September 30, 1999. Also, at September 30, 1999, 3.35% and 3.00% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2 - Real Estate

The components of real estate are as follows:

                                                September 30,      December 31,
                                                     1999              1998
                                                -------------     -------------

Land                                            $  39,795,959     $  39,467,426
Buildings and improvements                        155,657,008       154,677,484
                                                -------------     -------------
                                                  195,452,967       194,144,910
Less: Accumulated depreciation                    (22,230,278)      (19,268,330)
                                                -------------     -------------

                                                $ 173,222,689     $ 174,876,580
                                                =============     =============

On September 8, 1999, the Company acquired an out-parcel of developable land contiguous to the Rolling Hills Square Retail Property for a purchase price of $325,000, not including acquisition fees and expenses of approximately $16,000.

The 470,789 OP Units which were issued to the sellers of Governor's Square, Southgate and Crossroads East, three Retail Properties, are convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of their respective closing dates. The OP Units were issued at an agreed upon value of $13 per unit. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) is less than $13, the Company is obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day period ending on

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

such date. An additional 28,187 OP Units were issued to the seller of Governor's Square on the Post-Closing Adjustment Date (May 28, 1999) based on the Average Price Per Share of $10.01875. An additional 163,393 OP Units would have to be issued to the sellers of Southgate and Crossroads East on the Post-Closing Adjustment Date (December 9, 1999), based on the closing price per share of 9 1/16 on September 30, 1999.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at September 30, 1999. However, the carrying value of certain properties may be in excess of their fair value as of such date.

Note 3 - Deferred Costs

The components of deferred costs are as follows:

                                                    September 30,   December 31,
                                                        1999            1998

Deferred insurance costs                            $          0    $ 6,005,804
Deferred loan costs                                    2,299,867      1,842,601
Deferred leasing commissions and costs                 1,311,527        928,148
Deferred acquisition expenses                            175,379        114,229
                                                    ------------    -----------

                                                       3,786,773      8,890,782
Less:  Accumulated amortization                         (996,598)    (6,503,099)
                                                    ------------    -----------

                                                    $  2,790,175    $ 2,387,683
                                                    ============    ===========

During the three months ended September 30, 1999, fully amortized deferred insurance costs in the amount of $6,005,804 were written off.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

NOTE 4 - Notes Payable

As of September 30, 1999 and December 31, 1998, the Company had notes payable with outstanding balances totaling $58,952,467 and $58,864,099, respectively. Further information regarding the notes is as follows:


                                                                                                              Collateral/
                         Date of                       Monthly                                                 Carrying
                          Note/                        Payment         Outstanding      Outstanding            Value at
                         Maturity       Interest     of Principal          Balance          Balance            June 30,
Noteholder                 Date           Rate       and Interest       at 9/30/99      at 12/31/98              1999
----------              ----------      ---------    ------------      -----------      -----------         --------------
New York Life           7/11/95         9.25%          $55,984         $ 4,783,944      $ 4,967,164         Forest Park &
  Insurance             6/10/00                                                                             Highland Fair/
  Company                                                                                                   $12,145,527

(a)                     12/30/97        (b)            Interest         29,818,000       29,318,000(c)(i)
                        12/30/00        (j)            only

Heller                  6/24/97(d)      8.50%          $19,992           2,553,315        2,571,651         Barclay Place/
  Financial, Inc.       7/1/17                                                                              $3,936,722

Nomura                  10/28/97(e)     7.54%          $33,130           3,926,357        4,004,897         Village At
  Asset Capital         11/11/22                                                                            Waterford/
  Corporation                                                                                               $6,393,954

Chase Bank              12/16/96(f)     8.875%         $51,717           6,364,368        6,409,003         Oxford Mall/
                        1/1/07                                                                              $8,843,618

Merrill Lynch           9/18/97(g)      7.73%          $79,509          10,801,483       10,888,384         Southgate/
  Credit                10/1/07                                                                             $15,390,264
  Corporation

Sellers of              12/10/98        (h)            $0                  200,000          200,000         None
  Southgate             12/10/99

Sellers of              12/10/98        (h)            $0                  230,000          230,000         None
  Crossroads East       12/10/99

Sellers of              12/10/98        (h)            $0                  275,000          275,000         None
  Crossroads East       12/9/99                                        -----------      -----------

                                                                       $58,952,467      $58,864,099
                                                                       ===========      ===========

(a) The Credit Facility is shared among BankBoston, N.A. (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 5.4375% at September 30, 1999.

(c) Outstanding balance of a $70 million senior revolving credit facility ("Credit Facility").

(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

(f) Note was assumed upon purchase of the property by the Company on November 24, 1998.

(g) Note was assumed upon purchase of the property by the Company on December 9, 1998.

(h) Note is non-interest bearing.

(i) The Credit Facility was collateralized at September 30, 1999 by thirteen Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $76,798,530, $5,235,924 and $3,232,205, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Insured I, Insured II and TCR-Pinehurst Limited Partnership.

(j) The Company has an option to extend the maturity date to 12/30/03 upon payment of certain fees.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at September 30, 1999, the counter party would be required to pay the Company approximately $40,000; however, the Company currently has no intention of terminating this agreement.

Note 5 - Common Stock

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its affiliates and their respective employees and officers with the interests of the stockholders by providing the Advisor and its affiliates with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of common stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of common stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of common stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

On August 6, 1999, options to purchase 30,000 shares of Common Stock were granted to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company. The exercise price of these options is $9.50 per share. The term of each option is ten years. The options will vest in equal installments on August 6, 2000, 2001 and 2002. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its stock options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The compensation cost will be amortized over the vesting period of the options. The 30,000 options granted on August 6, 1999 had an estimated fair value at that date of $0.59 per option grant, or a total of $17,607. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the period ended September 30, 1999: dividend yield of 8%, expected volatility of 18%, risk-free interest rate of 6% and expected lives of ten years.

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of September 30, 1999 and December 31, 1998, 1,216 and 216 shares, respectively, having an aggregate value of $12,500 and $2,500, respectively, have been issued to each independent director as compensation for their services.

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

The Company's Retail Properties are managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------
Acquisition fees               $   12,320   $  919,658   $   12,320   $1,797,046
Expense reimbursement              71,408       78,499      198,095      180,802
Property management fees          246,272      181,148      778,462      518,283
Leasing commissions and costs     116,940       40,274      335,981       83,891
Asset management fee              196,172      153,081      582,137      454,475
                               ----------   ----------   ----------   ----------

                               $  643,112   $1,372,660   $1,906,995   $3,034,497
                               ==========   ==========   ==========   ==========

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties; SIC is not affiliated with the Advisor or its affiliates but affiliates of the Advisor were also partners in such partnerships. The loans are secured by the 163,517 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of September 30, 1999, the balances of these OP Unit Loans totaled $2,077,908 and are shown as loans receivable from affiliates on the consolidated balance sheets.

Note 7 - Earnings Per Share

Basic net income per share in the amount of $.18 and $.18 and $.54 and $.66 for the three and nine months ended September 30, 1999 and 1998, respectively, equals net income for the periods ($1,450,147 and $1,481,471 and $4,334,071 and $5,279,840, respectively), divided by the weighted average number of shares outstanding for the periods (8,046,859 and 8,051,159 and 8,046,478 and 8,050,915, respectively).

Diluted net income per share in the amount of $.18 and $.18 and $.53 and $.66 for the three and nine months ended September 30, 1999 and 1998, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,210,252 and 8,051,159 and 8,209,871 and 8,050,915, respectively). The weighted average number of diluted shares outstanding for the three and nine months ended September 30, 1999 reflects an additional 163,393 OP Units which would have to be issued to the sellers of two Retail Properties on the Post-Closing Adjustment Date based on the closing price per share on September 30, 1999 (see Note 2). For purposes of this calculation, the additional OP Units are assumed to be immediately converted to shares of Common Stock.

The stock options issued during 1999 (see Note 5) did not have a dilutive effect under the treasury stock method, because the average market price of the Company's common stock

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

during the period from issuance to September 30, 1999 did not exceed the exercise price of the options.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at September 30, 1999 and 1998 into an additional 545,812 and 141,562 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. On May 28, 1999

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

management received notification form GAEPD that the site is now listed on the GAEPD Hazardous Site Inventory ("HSI") due, in part, to the presence of detectable levels of certain hazardous materials at slightly higher than maximum allowable levels. Management has recently undertaken a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI. A preliminary verbal report indicated that no hazardous materials remain detectable above the threshold levels which are acertained by GAEPD to require remediation. A formal report is currently being submitted to GAEPD to qualify the property for de-listing. Management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy. Management, at this time, is unable to predict further requirements, if any, or the ultimate cost of remediation if it is necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of September 30, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $121,744,000.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). As of September 30, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 545,812 shares were reserved for issuance upon conversion of OP Units).

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and to enhance the value of its stock. The plan concentrates principally on external growth and internal growth.

The Company's external growth will be accomplished through continued acquisitions of Retail Properties either directly or in joint venture on an individual or bulk basis. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. Unlike most small capitalized REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. The Company is using its affiliation with Related to establish a national acquisition program. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO.

On September 8, 1999, the Company acquired an out-parcel of developable land contiguous to the Rolling Hills Square Retail Property for a purchase price of $325,000, not including acquisition fees and expenses of approximately $16,000.

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

On August 6, 1999, options to purchase 30,000 shares of Common Stock were granted to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company. Vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date. The exercise price of these options is $9.50 per share. The term of each option is ten years. The options will vest in equal installments on August 6, 2000, 2001 and 2002.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at September 30, 1999, the counter party would be required to pay the Company approximately $40,000; however, the Company currently has no intention of terminating this agreement.

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

(ii) 47% of total revenues for the nine months ended September 30, 1999 were earned from shopping center anchor tenants which are national credit tenants and from interest on an FHA Mortgage.

(iii) No single asset accounts for more than 8% of total revenues for the nine months ended September 30, 1999.

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

During the nine months ended September 30, 1999, cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $877,000. This decrease was primarily due to improvements to real estate ($845,000), acquisitions of real estate including acquisition expenses ($571,000), an increase in deferred acquisition expenses ($61,000), distributions paid to shareholders ($6,397,000), an increase in deferred loan costs ($457,000) and distributions paid to minority interest ($324,000) which exceeded net cash provided by operating activities ($7,663,000) and net proceeds from notes payable ($88,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $3,729,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. However, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been several proposals received for leasing this space, but as of November 12, 1999, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of November 12, 1999, this space has not been re-leased.

(iii) On March 1, 1999, Penn Traffic Co., parent of Big Bear Stores, an anchor tenant in the Southgate Shopping Center, filed for Chapter 11 bankruptcy. Penn Traffic originally had 60 days to affirm or reject the lease, subject to court granted extensions. The Company expects (a) this lease will be affirmed, (b) the rent for 60 days plus court granted extensions is post petition and will be paid in full and (c) in the unlikely event this lease is rejected, there are alternative grocery retailers which are ready to take over this location immediately at a rent equal to or exceeding the present lease. As of November 12, 1999 (a) the lease has not been officially affirmed or rejected, (b) Penn Traffic's reorganization plan was approved by the court on May 27, 1999 with full implementation still awaiting completion of final creditor negotiations and
(c) the rent for the period March 2, 1999 through November 30, 1999 has been paid leading the Company to believe the lease will be affirmed.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 8 to the consolidated financial statements.

In November 1999, a distribution of $1,931,246 ($.24 per share), which was declared in September 1999, was paid to the shareholders from cash flow from operations for the quarter ended September 30, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

For the three and nine months ended September 30, 1999 as compared to 1998, total revenues and total expenses increased due to the acquisition of 12 Retail Properties during 1998. The Company's results of operations for the three and nine months ended September 30, 1999 consisted primarily of the results of the Company's investment in 28 Retail Properties, two partnership interests in Multifamily Properties and one FHA Mortgage. The Company's results of operations for the three months ended September 30, 1998 consisted primarily of the results of the Company's investment in 24 Retail Properties, two partnership interests in Multifamily Properties and two FHA Mortgages. The Company's results of operations for the nine months ended September 30, 1998 consisted primarily of the results of the Company's investment in 24 Retail Properties, three partnership interests in Multifamily Properties, three FHA Mortgages, a gain on the sale of a partnership interest in one Multifamily Property and a loss on the repayment of one FHA Mortgage.

Rental income increased approximately $1,477,000 and $5,755,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $1,464,000 and $5,795,000 were due to the acquisition of 12 Retail Properties during 1998 (the "1998 Acquisitions"). Excluding these acquisitions, rental income increased less than 1% and decreased less than 1% for the three and nine months ended September 30, 1999 as compared to 1998.

Tenant reimbursements increased approximately $89,000 and $884,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $338,000 and $1,331,000 were due to the 1998 Acquisitions. Excluding these acquisitions, tenant reimbursements decreased approximately $249,000 and $447,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to additional billings to tenants and increases in estimates for recoverable amounts in 1998.

Income from equity investments decreased approximately $16,000 and $68,000 for the three and nine months ended September 30, 1999 as compared to 1998. The decrease for the nine months was primarily due to the sale of the Company's limited partnership interest in Dominion on March 20, 1998.

Interest income decreased approximately $63,000 and $1,191,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to the repayment of the Cross Creek FHA Mortgage and the Cross Creek Loan in June 1998 and the repayment of the Weatherly Walk FHA Mortgage in August 1998.

Other income increased approximately $12,000 and $22,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $10,000 and $43,000 were due to the 1998 Acquisitions. Excluding these acquisitions, other income increased approximately $2,000 and decreased approximately $21,000 for the three and nine months ended September 30, 1999 as compared to 1998.

Repairs and maintenance increased approximately $60,000 and $326,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $178,000 and $483,000 were due to the 1998 Acquisitions. Excluding these acquisitions, repairs and maintenance decreased approximately $118,000 and $157,000 for the three and nine months ended September 30, 1999 as compared to 1998.

Real estate taxes increased approximately $132,000 and $637,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $140,000 and $611,000 were due to the 1998 Acquisitions. Excluding these acquisitions, real estate taxes decreased approximately $8,000 and increased approximately $26,000 for the three and nine months ended September 30, 1999 as compared to 1998.

Interest expense increased approximately $761,000 and $2,137,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to a higher outstanding balance of the Credit Facility during the three and nine months ended September 30, 1999 and the assumption of existing debt with respect to four of the 1998 Acquisitions.

General and administrative expenses increased approximately $205,000 and $869,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $148,000 and $606,000 were due to the 1998 Acquisitions. Excluding these acquisitions, general and administrative expenses increased approximately $57,000 and $263,000 for the three and nine months ended September 30, 1999 as compared to 1998. The increase for the nine months was primarily due to an increase in legal expenses at Westbird and Pablo Plaza, an increase in security expenses at Birdneck, an increase in audit/tax fees due to the 1998 Acquisitions and an increase in asset management fees incurred to the Advisor and its affiliates due to the 1998 Acquisitions.

Depreciation and amortization increased approximately $194,000 and $1,037,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $259,000 and $1,076,000 were due to the 1998 Acquisitions, increases of $48,000 and $118,000 were due to an increase in amortization of deferred loan costs relating to the Credit Facility and decreases of $151,000 and $254,000 were due to deferred insurance costs becoming fully amortized during the three months ended September 30, 1999. Excluding these increases and decreases depreciation and amortization increased approximately 5% and 4% for the three and nine months ended September 30, 1999 as compared to 1998.

Other expenses increased approximately $104,000 and $329,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $65,000 and $365,000 were due to the 1998 Acquisitions. Excluding these acquisitions, other expenses increased approximately $39,000 and decreased approximately $36,000 for the three and nine months ended September 30, 1999 as compared to 1998. The increase for the three months was primarily due to an increase in bad debt expense resulting from an increase in reserves at Kokomo Plaza.

A gain on sale of investment in partnership in the amount of approximately $780,000 was recorded for the nine months ended September 30, 1998 relating to the sale of the Company's limited partnership interest in Dominion in the first quarter of 1998.

Minority interest in the income of the Operating Partnership increased approximately $72,000 and $232,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to the issuance of OP Units with respect to three of the 1998 Acquisitions.

Funds from Operations and Funds Available for Distribution

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $132,804 and $42,298 and $268,451 and $133,258 for the three and nine months ended September 30, 1999 and 1998, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and nine months ended September 30, 1999 and 1998 are summarized in the following table:

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                        -----------------------------     -----------------------------
                                            1999             1998             1999             1998
                                        ------------     ------------     ------------     ------------
Net income                              $  1,450,147     $  1,481,471     $  4,334,071     $  5,279,840
Gain on sale of investment in
    partnership                                    0                0                0         (779,893)
Loss on repayment of Cross Creek
    receivable                                     0                0                0           72,967
Depreciation and amortization of
    real property                          1,103,124          813,895        3,260,339        2,157,868
Amortization of insurance contract                 0          150,145          200,195          450,435
Proportionate share of adjustments
    to equity in income
    from equity investments to arrive
    at funds from operations                  61,808           48,164          182,543          163,400
                                        ------------     ------------     ------------     ------------

Funds From Operations ("FFO")              2,615,079        2,493,675        7,977,148        7,344,617

Amortization of deferred financing
    costs                                    103,197           52,702          268,767          144,340
Principal payments received on
    mortgage loans                             8,193           14,747           24,039           97,462
Straight-lining of property rentals
    for rent escalations                    (132,804)         (48,298)        (268,451)        (133,258)
Improvements to real estate                 (548,506)        (330,490)        (845,310)        (439,824)
Principal repayments on notes
    payable                                 (146,534)         (77,740)        (411,632)        (195,878)
Leasing commissions                         (139,861)         (71,723)        (445,516)        (125,790)
                                        ------------     ------------     ------------     ------------

Funds Available for Distribution
    ("FAD")                             $  1,758,764     $  2,032,873     $  6,299,045     $  6,691,669
                                        ============     ============     ============     ============

Distributions to shareholders           $  1,931,246     $  1,932,278     $  5,793,738     $  5,796,731
                                        ============     ============     ============     ============

FFO payout ratio                                73.9%            77.5%            72.6%            78.9%
                                        ============     ============     ============     ============

Cash flows from:
Operating activities                    $  1,737,571     $  2,285,734     $  7,663,067     $  7,440,993
                                        ============     ============     ============     ============
Investing activities                    $   (970,955)    $(18,095,974)    $ (1,450,230)    $ (7,841,700)
                                        ============     ============     ============     ============
Financing activities                    $ (2,492,102)    $ (1,745,310)    $ (7,089,432)    $ (2,033,134)
                                        ============     ============     ============     ============

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

Year 2000 Compliance

The year 2000 compliance issue concerns the potential inability of certain computerized systems to accurately record dates after 1999. The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor has upgraded its computer information systems to be year 2000 compliant and beyond. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations which experienced problems during the testing process were corrected with an upgrade patch. The costs incurred by the Advisor are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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

Quantitative and Qualitative Disclosures About Market Risk

The debt financing used to raise capital for the acquisition of the Company's investments expose the Company to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and International political considerations and other factors beyond the control of the Company.

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of September 30, 1999, approximately 49% of the Company's total notes payable outstanding are either fixed rate or non-interest bearing, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $29,818,000 outstanding under the Credit Facility at September 30, 1999, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $198,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $396,000. These estimates include the impact of the interest rate swap agreement discussed below. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

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

                               AEGIS REALTY, INC.
                                  (Registrant)


Date:  November 12, 1999            By: /s/ Stuart J. Boesky
                                        -----------------------------------
                                        Stuart J. Boesky
                                        Director, President and
                                        Chief Operating Officer


Date:  November 12, 1999            By: /s/ John B. Roche
                                        -----------------------------------
                                        John B. Roche
                                        Senior Vice President and
                                        Chief Financial Officer


Date:  November 12, 1999            By: /s/ Richard A. Palermo
                                        -----------------------------------
                                        Richard A. Palermo
                                        Vice President, Treasurer,
                                        Controller and
                                        Chief Accounting Officer