Form 10-K
period 1999-12-31
AEGIS REALTY INC
filed 2000-03-30
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


For the fiscal year ended December 31, 1999
                                       OR

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

Securities registered pursuant to Section 12(b) of the Act:
                Title of each class
      --------------------------------------
      Common Stock, par value $.01 per share

      Name of each exchange on which registered:
      ------------------------------------------
      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2000 was $66,550,376, based on a price of $8 7/16 per share, the closing sales price for the Registrant's Common Stock on the American Stock Exchange on that date.

      As of March 9, 2000, there were 8,049,179 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 14, 2000, which are incorporated into Items 10, 11, 12 and 13.
Index to exhibits may be found on page 43
Page 1 of 53

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

                                     PART I

Item 1. Business.

GENERAL

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, renovate, own and operate primarily supermarket-anchored neighborhood and community shopping centers. As of December 31, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage"). The locations of the assets in 14 states provide the Company with a geographically diverse portfolio. Moreover, the Company has a predictable and stable revenue stream that, for the year ended December 31, 1999, was derived approximately 47% from either base rent from anchor tenants or from interest payments on the FHA Mortgages. No single asset accounted for more than 8% of total revenues for the year ended December 31, 1999.

The Retail Properties are well located neighborhood shopping centers anchored by nationally recognized credit tenants such as Kroger, Publix, Safeway, Food Lion, A&P, Flemming Foods, Bi-Lo, Hy-Vee, Walgreens and CVS Stores. The neighborhood centers are typically open air centers ranging in size from 55,000 GLA to approximately 214,000 GLA, with an average of approximately 107,000 GLA, and are anchored by supermarkets and/or drug stores. These centers are usually leased to tenants that provide consumers with convenient access to every day necessity items, such as food and pharmacy items. Therefore, the Company believes that the economic performance of these centers is less affected by downturns than other retail property types. As of December 31, 1999, the Retail Properties had an average physical occupancy of 92.4%. Through 2006 no more than 9.6% of leased GLA is subject to expiration in any one year. The Multifamily Properties total 290 units and had an average physical occupancy of 94.2% as of December 31, 1999. The FHA mortgage has a principal balance of approximately $2.9 million and carries an annual interest rate of 8.95%. The underlying FHA property had an average physical occupancy of 86.4% as of December 31, 1999.

ORGANIZATION

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiaries and, for references prior to October 1, 1997, refers to Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Common Stock issued to their Partnership in the Consolidation. The Common Stock commenced trading on the American Stock Exchange on October 10, 1997 under the symbol "AER". As of December 31, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 777,213 shares were reserved for issuance upon conversion of OP Units, as defined below).

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, was deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). No goodwill was recorded in the Consolidation. Results of operations and other operating financial data for the Company prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation. Insured I is a Delaware limited partnership formed on December 12, 1985 which, subsequent to the Consolidation, became an indirectly wholly-owned subsidiary of the Company. Prior to the Consolidation, the general partners of Insured I were Related Insured Equity Associates, Inc., a Delaware corporation and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The general partners managed and controlled the affairs of Insured I prior to the Consolidation.

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

In addition, RCC Property Advisors (the "Property Manager"), also an affiliate of Related, has been retained by the Company to provide property management and leasing services to the Retail Properties. The Property Manager is a full service retail management company which has 29 employees, employed in the areas of leasing, accounting, management and redevelopment. The Company represents substantially all of the Property Manager's property management revenue and therefore substantially all of its staff is engaged, on a full-time basis, providing services to the Company.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.19% of the units of partnership interest (the "OP Units") at December 31, 1999. Also, at December 31, 1999, 5.68% and 3.13% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

BUSINESS PLAN

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock. The plan concentrates principally on external growth and internal growth.

The Company's external growth will be accomplished through continued acquisitions of Retail Properties either directly or in joint venture on an individual or bulk basis. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. Unlike most small capitalized REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. The Company is using its affiliation with Related to acquire properties on a national basis. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO. In addition, the Company will consider strategic combinations in the form of portfolio acquisitions, joint ventures or mergers in order to maximize shareholder value. The Company's growth will be financed through proceeds of an expandable $70 million senior revolving credit facility shared among BankBoston (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%) (the "Credit Facility"), the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate, funds generated from operations in excess of dividend payments and through placements of equity. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value defined as the greater of (i) the sum of (a) the aggregate market value of the Company's outstanding shares of Common Stock and (b) the total debt of the Company or (ii) the aggregate value of the Company's assets as determined by the Advisor based upon third-party or management appraisals and other criteria as the Board of Directors shall determine in its sole discretion. During the period October 1, 1997 through December 31, 1999, the Company acquired 14 Retail Properties and an out-parcel of developable land contiguous to one Retail Property (see "Item 2. Properties").

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals. During the period October 1, 1997 through December 31, 1999, the Company disposed of three non-core assets (see "Mortgage Loans" below and "Item 2. Properties").

RETAIL PROPERTIES

As of December 31, 1999, the Company owned 28 neighborhood shopping centers. See "Item 2. Properties" for a description of each property.

The following table lists each of the Company's investment properties whose rental revenues accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 1999:

                                                     1999         1998         1997*
                                                     ----         ----         ----
1.   Westbird/Miami, FL                               4%           6%          10%
2.   Winery Square/Fairfield, CA                      5%           7%          10%
3.   Mountain View Village/Snellville, GA             4%           6%          10%
4.   Forest Park Square/Cincinnati, OH                4%           6%          10%

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

During the years ended December 31, 1999, 1998 and 1997, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 12%, 17% and 28%, respectively, of the Company's total gross revenues.

Based on the carrying value at December 31, 1999 and 1998, approximately 15% of the Company's investment properties are located in Ohio, 11% are located in Florida, 11% are located in North Carolina and 10% are located in Virginia. No other states comprise more than 10% of the total carrying value.

INVESTMENTS IN PARTNERSHIPS

As of December 31, 1999, the Company owned equity interests in two partnerships, each of which owns a multi-family residential garden apartment property. See "Item 2. Properties" for a description of each property.

MORTGAGE LOANS

As of January 1, 1998, the Company held three FHA Mortgages and three equity loans (the FHA Mortgages and the equity loans together, the "Mortgage Loans"); two of the Mortgage Loans were repaid in 1998. All base interest and the principal amount of the FHA Mortgages were coinsured by the FHA (80%) and an affiliate of the Advisor (20%). The equity loans were made to the same developers as the FHA Mortgages. These equity loans, in the aggregate original amount of $3,018,800, represented noninterest-bearing advances made to the developers for such items as initial operating deficit escrow requirements and Housing and Urban Development ("HUD") related contingencies such as working capital escrow and cash requirements. Such amounts were due on demand upon six months notice at any time after the tenth anniversary of the initial endorsement of the loan by HUD. These loans were uninsured, but were secured by the partnership interests of the entities which own the underlying properties (the "Developments").

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

On August 26, 1998, FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments and one of the FHA Mortgagors, repaid in full (after completing a refinancing with an unaffiliated third party) the outstanding balance of its Mortgage Loan in the amount of $8,380,752 plus accrued interest of $48,189 resulting in a loss on the repayment in the amount of $45,934 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. Simultaneously, the Company invested $895,200 for a 40% interest as a limited partner in FAI (see "Item 2. Properties").

As of December 31, 1999 and 1998, the Company held one Mortgage Loan. Further information regarding the Mortgage Loan is as follows:

                                                                           Original     Stated
                                       Funding     Original    Original     Total      Interest      FHA
                                       Comple-       FHA        Equity     Mortgage     Rate on    Mortgage
Project                    Closing      tion       Mortgage      Loan        Loan      Mortgage    Maturity
-------                     Date        Date        Amount      Amount      Amount     Loan (2)    Date (3)
                           -------     -------     --------    --------    --------    --------    --------
Woodgate Manor             12/12/      12/13/      $3,110,300  $339,700    $3,450,000  8.95%       1/1/
Gainesville, FL (1)        1988        1988                                                        2024

(1) The general partner interest in the entity holding title to this Development is held by an affiliate of the Advisor.

(2) Includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor, and excludes additional interest which may be payable under certain circumstances.

(3) As of December 13, 1998, the Company may call for prepayment of the entire outstanding principal amount at any time. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA and the other co-insurer not later than the accelerated payment date. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the Company determines that the value of the underlying Development has in-creased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. As of December 13, 1998, the Borrower may elect to prepay at any time without incurring prepayment penalties.

As of December 31, 1999, the balance of the Mortgage Loan recorded on the Company's financial statements was $3,220,191.

INSURANCE POLICIES

Insured I and Insured II, which are indirectly wholly-owned subsidiaries of the Company, are the record owners of 14 of the Retail Properties. Insured I and II are each the beneficiary of an insurance policy (the "Policies") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policies and related agreement together with the appraised values of the Retail Properties then owned by Insured I and Insured II, will equal at least 100% of the aggregate original capital contributions to Insured I and Insured II allocated to investment in properties ("Original Contributions") on the day on which the last such Retail Property was acquired by Insured I and Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policies will increase pursuant to a formula based upon the length of time such Retail Properties are held by Insured I and Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policies are intended to cover various economic risks of the ownership of such Retail Properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of such properties.

Payment of any amounts due under the Policies will be made to Insured I and/or Insured II after the Guaranty Payment Date and the Policies are not a guaranty that shareholders of the Company will receive a return equal to 125% of the Original Contributions to either Insured I or Insured II, as applicable, or any lesser amount insured under the Policy. In November 1999, the insurance policy issued in connection with Summit Insured I expired pursuant to its terms. The insurance policy issued in connection with Summit Insured II will expire in May 2001. No payments were received on the Summit Insured I policy and none are expected on the Summit Insured II policy.

COMPETITION

The real estate business is highly competitive and substantially all of the properties owned by the Company have active competition from similar properties in their respective vicinities. See the table in "Item 2. Properties" for additional competitive information. With respect to the Mortgage Loan, the Company's business is affected by competition to the extent that the Development from which it derives interest and principal payments may be subject to competition from neighboring properties. In particular, additional interest payments which are not insured are dependent upon the economic performance of the Development and may be affected by competitive conditions. In addition, various other entities have been or may, in the future, be formed by affiliates of the Advisor to engage in businesses which may be competitive with the Company or compete for the time and services of management of the Advisor.

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to derive from an on-site dry cleaner and an adjacent service station with a pre-existing, documented underground leaking storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. On May 28, 1999 management received notification form GAEPD that the site is now listed on the GAEPD Hazardous Site Inventory ("HSI") due, in part, to the presence of detectable levels of certain hazardous materials at slightly higher than maximum allowable levels. Management has recently undertaken a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI. The re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation and a formal report has been submitted to GAEPD to indicate such and to qualify the property for de-listing. Management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy. Management, at this time, is unable to predict further requirements.

NOTES PAYABLE

For information regarding the Company's notes payable, see Note 7 of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

EMPLOYEES

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

The 28 Retail Properties owned by the Company are managed by the Property Manager, an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses. Management fees earned by the Property Manager for the years ended December 31, 1999, 1998 and 1997 totaled approximately $1,037,000, $735,000 and $445,000, respectively.

Item 2.  Properties.

RETAIL PROPERTIES

As of December 31, 1999, the Company owned 28 neighborhood shopping centers. The following is a description of these shopping centers:

                                                                          % Square                                Comparable
                                                                            Feet       Annualized                 Competition
                                                              Gross       Leased at   Base Rent at      Main        within a
                                  Purchase       Date       Leasable       December     December       Anchor      three-mile
Name and Location                   Price     Purchased    Square Feet    31, 1999      31, 1999       Tenant        radius
-----------------              ------------ ------------  ------------  ------------  ------------  ------------  ------------
Cactus Village                  $ 6,330,000    7/25/87       72,598          95%        $460,000    Safeway(g)    11 shopping
  Glendale, AZ                                                                                      & Walgreens   centers

Hickory Plaza                     4,902,000    4/23/87       67,336         100          501,000    Kroger &      8 shopping
  Nashville, TN                                                                                     CVS           centers

Highland Fair                     5,950,000    7/24/87       74,764         100          548,000    Safeway       7 shopping
  Gresham, OR                                                                                                     centers

Pablo Plaza                       7,500,000    2/18/87      141,565          83          691,000    Publix(a)     11 shopping
  Jacksonville, FL                                                                                  & Eckerds     centers

Southhaven                        5,666,000    2/28/87       83,750          96          474,000    Kroger        1 shopping
  Southhaven, MS                                                                                                  center

Town West                         4,932,000    5/11/87       88,200          95          445,000    Kroger &      5 shopping
  Indianapolis, IN                                                                                  Office Max    centers

Westbird                          7,000,000   12/31/86      100,087          88          619,000    Publix &      7 shopping
  Miami, FL                                                                                         Eckerds       centers

Winery Square                    12,801,700   12/22/87      121,950          89          962,000    Food 4        5 shopping
  Fairfield, CA                                                                                     Less &        centers
                                                                                                    Walgreens

Mountain View Village            10,350,000    7/25/88       99,908          89          709,000    Kroger        4 shopping
  Snellville, GA                                                                                                  centers

Forest Park Square                8,950,000    5/19/89       92,824         100          792,000    Kroger        2 shopping
  Cincinnati, OH                                                                                                  centers

Kokomo Plaza                      6,987,000    5/19/89       89,546          93          538,000    Kroger        6 shopping
  Kokomo, IN                                                                                                      centers

Rolling Hills Square              6,100,000(f)08/18/88      101,864          96          693,000    Fry's         6 shopping
  Tuscon, AZ                                                                                        Food          centers
                                                                                                    & Drug



                                                                          % Square                                Comparable
                                                                            Feet       Annualized                 Competition
                                                              Gross       Leased at   Base Rent at      Main        within a
                                  Purchase       Date       Leasable       December     December       Anchor      three-mile
Name and Location                   Price     Purchased    Square Feet    31, 1999      31, 1998       Tenant        radius
-----------------              ------------ ------------  ------------  ------------  ------------  ------------  ------------
Mountain Park Plaza               6,650,000   12/14/89       77,686          89          479,000    A&P(b),       9 shopping
  Atlanta, GA                                                                                       Future        centers
                                                                                                    Store &
                                                                                                    Eckerds

Applewood Centre                  7,700,000   11/08/90      101,130          97          705,000    Hy-Vee        5 shopping
  Omaha, NE                                                                                         Food          centers
                                                                                                    Store

Birdneck Center                   3,115,000   12/31/97       67,060          96          457,000    Eckerds &     8 shopping
  Virginia Beach, VA                                                                                Food Lion     centers

The Market Place                  5,400,000   12/31/97      125,095          69          522,000    Bi-Lo &       3 shopping
  Newton, NC                                                                                        Big Lots      centers

Barclay Place                     3,800,000    3/31/98       81,459          85          427,000    Food Lion     13 shopping
  Lakeland, FL                                                                                                    centers

The Village At Waterford          6,250,000    4/22/98       79,162          97          569,000    Winn-Dixie    1 shopping
  Midlothian, VA                                                                                                  center

Governor's Square                 8,200,000    5/28/98      183,339          73          725,000    Odd Lots      5 shopping
  Montgomery, AL                                                                                                  centers

Marion City Square                5,100,000    6/25/98      163,970          84          628,000    Roses, Bi-Lo  1 shopping
  Marion, NC                                                                                        & CVS         center

Dunlop Village                    5,000,000     9/1/98       77,315          88          469,000    Food Lion     6 shopping
  Colonial Heights, VA                                                                              & CVS         centers

Centre Stage                      6,990,000     9/2/98      146,549         100          767,000    K-Mart &      2 shopping
  Springfield, TN                                                                                   Food Lion     centers

White Oaks Plaza                  8,125,000     9/9/98      186,758          99          720,000    Winn-Dixie &  2 shopping
  Spindale, NC                                                                                      Wal-Mart      centers

Cape Henry                        3,900,000    9/29/98       55,075          96          438,000    Food Lion &   8 shopping
  Virginia Beach, VA                                                                                Rite-Aid      centers

Emporia West                      2,900,000   11/17/98       76,705          96          311,000    Dillon Food   6 shopping
  Emporia, KS                                                                                       Store         centers

Oxford Mall                       8,650,000   11/24/98      166,880          92          952,000    Goody's,      2 shopping
  Oxford, MS                                                                                        JC Penney,    centers
                                                                                                    Stage &
                                                                                                    Wal-Mart(d)

Southgate                        15,100,000    12/9/98      214,321          98        1,504,000    Big Bear      4 shopping
  Heath, OH                                                                                         Stores(e),    centers
                                                                                                    Dunham's
                                                                                                    Sporting,
                                                                                                    Odd-Lots &
                                                                                                    Rite-Aid

Crossroads East                   4,800,000    12/9/98       71,925          74        477,000     (c)            3 shopping
  Columbus, OH                                                                                                    centers

(a) Tenant has vacated and has subleased the space to Office Depot. The tenant continues to be liable for all amounts due under its lease. Payments due under sublease were current as of December 31, 1999.
(b) Tenant has vacated but continues to be liable for all amounts due under its lease. Lease payments are current as of December 31, 1999.
(c) The current configuration of the shopping center does not include an anchor tenant.
(d) The portion of the property occupied by Wal-Mart is not owned by the Company.
(e) The tenant's parent corporation, Penn Traffic Co. filed for Chapter 11 bankruptcy on March 1, 1999. Lease payments are current as of December 31, 1999.
(f) The purchase price does not include the acquisition, on September 8, 1999, of an out-parcel of developable land contiguous to the shopping center for a purchase price of $325,000.
(g) Tenant has vacated but continues to be liable for all amounts due under its lease. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of December 31, 1999 is $19,237. The arrears is due to different interpretations of the lease which is expected to be resolved in 2000. With the exception of this amount, lease payments are current as of December 31, 1999.

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties; SIC is not affiliated with the Advisor or its affiliates but affiliates of the Advisor were also partners in such partnerships. The loans are secured by the 163,517 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of December 31, 1999 and 1998, the balances of these OP Unit Loans totaled $2,077,886 and $2,081,015, respectively, and are shown as loans receivable from affiliates on the consolidated balance sheets.

For further information regarding the Company's Retail Properties, including information regarding the mortgage indebtedness encumbering certain properties, see "Item 8. Financial Statements and Supplementary Data" and "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statement Schedules - Schedule III".

INVESTMENTS IN PARTNERSHIPS

As of December 31, 1999 and 1998, the Company owned partnership interests in two partnerships, each of which holds a multi-family residential garden apartment property.

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on an initial investment of $3,799,620, and 9.85% on a subsequent investment of $1,949,805. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,763,772 and $1,610,549 at December 31, 1999 and 1998, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Pinehurst apartment complex contains 96 apartment units and was approximately 91.0% occupied as of March 1, 2000. The Company's percentage of ownership in Pinehurst is 98.99%.

The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Company was entitled to receive a preferred equity return of 9.625% per annum on an initial cash contribution of $4,149,585. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale. The Chateau Crest apartment complex contained 90 apartment units and the Company's percentage of ownership in Dominion was 99%.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments (see Item 1. Business.-Mortgage Loans). This equity interest earns an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 1999, the Company had received all of the preferred returns due from FAI. Weatherly Walk Apartments contains 194 apartment units and was approximately 97.4% occupied as of March 1, 2000.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Shareholders.

None.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

As of March 9, 2000, there were 1,598 registered shareholders of record owning 8,049,179 shares of Common Stock. The Company's Common Stock has been listed on the American Stock Exchange since October 10, 1997 under the symbol "AER". Prior to October 10, 1997, there was no established public trading market for the Company's Common Stock.

The high and low prices for each quarterly period of the last two years for which the shares of Common Stock were traded were as follows:

                                     1999             1999              1998             1998
Quarter Ended                        Low              High              Low              High
-------------                        ---              ----              ---              ----
March 31                             9 5/16          10 3/8            11 3/4           12 1/2
June 30                              9 3/8           10 5/16           10 3/16          12 1/4
September 30                         9               10 1/4             9 9/16          10 3/4
December 31                          8 5/8            9 5/16            8 5/8           10 1/8

The last reported sale price of Common Stock on the American Stock Exchange on March 9, 2000 was $8 7/16.

INCENTIVE STOCK OPTION PLAN

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its affiliates and their respective employees and officers with the interests of the stockholders by providing the Advisor and its affiliates with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of Common Stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of Common Stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of Common Stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997 (805,073 shares).

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

All options granted will have an exercise price equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. The Company's distributions per share of Common Stock for the years ended December 31, 1999 and 1997 did not exceed $.9869 per share. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of December 31, 1998 are equal to 241,346 shares.

On August 6, 1999, options to purchase 30,000 shares of Common Stock were granted to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company. The exercise price of these options is $9.50 per share. The term of each option is ten years. The options will vest in equal installments on August 6, 2000, 2001 and 2002. None of the options granted during 1999 were exercised or expired.

STOCK REPURCHASE PLAN

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of both December 31, 1999 and 1998, the Company had acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

SHAREHOLDER RIGHTS PLAN

On January 29, 1999, the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"), the purpose of which is to better protect shareholders and assure that they receive the full value of their investment in the event of any proposed takeover of the Company. The Company noted that the adoption of the Shareholder Rights Plan was not in response to any specific attempt to acquire control of the Company and that the Company had no knowledge of any such interest on the part of any person or entity.

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

OTHER

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. As of December 31, 1999 and 1998, 1,216 and 216 shares, respectively, having an aggregate value of $12,500 and $2,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services.

The Company was created as part of the settlement in 1997 of class action litigation against, among others, the sponsors of the Partnerships which were consolidated to form the Company. As part of that settlement, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares would have been based upon a percentage of the increase in value of the Company, ("the Added Value") if any, as of October 10, 1998 based upon the difference between
(i) the trading prices of the Company's shares of Common Stock during the six month period ended October 10, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. As of October 10, 1998, there was no Added Value and therefore, Class Counsel did not file a petition for Counsel's Fee Shares.

DISTRIBUTION INFORMATION

DISTRIBUTIONS PER SHARE

Quarterly cash distributions per share for the years ended December 31, 1999 and 1998 were as follows:

Cash Distribution                                                     Total Amount
for Quarter Ended          Date Paid           Per Share               Distributed
-----------------          ---------           ---------              ------------
March 31, 1999              5/14/99             $ .240                 $1,931,246
June 30, 1999               8/15/99               .240                  1,931,246
September 30, 1999         11/14/99               .240                  1,931,246
December 31, 1999           2/14/00               .240                  1,931,247
                                                 -----                  ---------

Total for 1999                                  $ .960                 $7,724,985
                                                 =====                  =========

March 31, 1998              5/15/98             $ .240                 $1,932,174
June 30, 1998               8/14/98               .240                  1,932,278
September 30, 1998         11/14/98               .240                  1,932,278
December 31, 1998           1/29/99               .315 (1)              2,534,135
                                                 -----                  ---------

Total for 1998                                  $1.035                 $8,330,865
                                                 =====                  =========

(1) Includes a capital gain distribution of $603,369 ($.075 per share) relating to the sale of three non-core assets (see "Item 1. Business.-Mortgage Loans" and "Item 2. Properties").

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Articles of Amendment and Restatement. Future distributions paid by the Company will be at the discretion of the Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Directors deem relevant.

RECENT SALES/ISSUANCE OF UNREGISTERED EQUITY SECURITIES

(i)  Securities Issued

The following table sets forth the date of issuance, title and amount of unregistered securities issued by the Company's subsidiary, the Operating Partnership, since December 31, 1997:

Date of Sale/issuance         Title             Number
---------------------         -----             ------
05/28/98                      OP Units           94,726
12/09/98                      OP Units          208,914
12/09/98                      OP Units          167,149
05/28/99                      OP Units           28,187
12/09/99                      OP Units           92,439
12/09/99                      OP Units           73,957
12/09/99                      OP Units           15,030
12/09/99                      OP Units           23,716
12/09/99                      OP Units           26,259

The acquisitions of Governor's Square, Southgate and Crossroad East, three Retail Properties with purchase prices of $8,200,000, $15,100,000 and $4,800,000, respectively, were partially financed through the issuance of 94,726, 208,914 and 167,149 OP Units (subject to adjustment) valued at $1,231,438, $2,715,882 and $2,172,937. These 470,789 OP Units were convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of their respective closing dates. The OP Units were issued at an agreed upon value of $13 per OP Unit. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) was less than $13, the Company was obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per OP Unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day period ending on such date. An additional 28,187 OP Units were issued to the seller of Governor's Square on the Post-Closing Adjustment Date (May 28, 1999) based on an Average Price Per Share of $10.01875. An additional 92,439 and 73,957 OP Units were issued to the sellers of Southgate and Crossroads East, respectively, on the Post-Closing Adjustment Date (December 9,
1999) based on an Average Price Per Share of $9.0125.

In addition, a note payable to the sellers of Southgate and the two notes payable to the sellers of Crossroads East in the amounts of $200,000, $230,000 and $275,000, respectively, were partially repaid in the amounts of $135,400, $213,708 and $236,646 through the issuance of 15,030, 23,716 and 26,259 OP Units on December 9, 1999 based on an Average Price Per Share of $9.0125.

(ii)  Underwriters and Other Purchasers

Underwriters were not retained in connection with the issuance of these securities.

(iii)  Consideration

See (i) above.

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

                                                                       Year ended December 31,
                                      -------------------------------------------------------------------------------------------
OPERATIONS                                  1999             1998               1997*                1996*               1995*
----------                            -----------        ------------       -------------        -------------        -----------
Total revenues                        $25,354,501        $19,504,803          $10,755,797           $9,224,030          $9,081,226

Total expenses                        (19,133,837)       (13,544,516)          (7,309,038)          (6,797,394)         (6,790,935)
                                      -----------        -----------           -----------          -----------         ----------

Income before gain on sale of           6,220,664          5,960,287            3,446,759            2,426,636           2,290,291
  investment

Gain on sale of investment in
  partnership*****                              0            779,893                    0                    0                   0
                                      -----------        -----------           -----------          -----------         ----------

Income before minority interest         6,220,664          6,740,180            3,446,759                    0                   0

Minority interest in income of the       (397,583)           (93,547)              (8,263)                   0                   0
  Operating Partnership               -----------        -----------           -----------          -----------         ----------


Net income                            $ 5,823,081        $ 6,646,633           $3,438,496           $2,426,636          $2,290,291
                                       ==========         ==========            =========            =========           =========

Net income applicable to common       $ 5,823,081        $ 6,646,633           $1,420,370***
  shareholders                         ==========         ==========            =========


Net income per share (1)

Basic**                               $       .72        $       .83           $      .18***
                                       ==========         ==========            =========

Diluted**                             $       .72        $       .82           $      .18***
                                       ==========         ==========            =========

Weighted average shares
  outstanding:

Basic**                                 8,046,574          8,049,987            8,050,727***
                                        =========          =========            =========

Diluted**                               8,046,574          8,075,390            8,050,727***
                                        =========          =========            =========

                                                                       Year ended December 31,
                                      -------------------------------------------------------------------------------------------
FINANCIAL POSITION                       1999                1998               1997*                1996*               1995*
-------------------                   -----------        ------------       -------------        -------------        -----------

Total assets                         $193,392,424       $195,389,970         $148,639,328          $75,842,337         $77,862,045
                                      ===========        ===========          ===========           ==========          ==========

Notes payable                        $ 59,239,944       $ 58,864,099         $ 18,544,242          $ 5,565,841         $ 5,792,615
                                      ===========        ===========          ===========           ==========          ==========

Total liabilities                    $ 64,830,450       $ 65,402,567         $ 22,866,886          $ 6,746,907         $ 7,121,610
                                      ===========        ===========          ===========           ==========          ==========

Minority interest                    $  7,260,370       $  6,803,895         $    727,431
                                      ===========        ===========          ===========

Total shareholders'                  $121,301,604       $123,183,508         $125,045,011          $69,095,430         $70,740,435
                                      ===========        ===========          ===========           ==========          ==========
  equity/partners'
  capital

DISTRIBUTIONS

Total BUC$holder distributions               N/A                N/A          $  2,700,004****       $3,600,005         $ 3,600,005
                                                                              ===========            =========          ==========

Total shareholder distributions      $  7,724,985       $  8,330,865         $  1,932,174***
                                      ===========       ============          ===========

Distributions per share**            $        .96       $       1.04         $        .24***
                                      ===========       ============          ===========

OTHER DATA

                                                        Year             Year          Three Months
                                                       Ended            Ended             Ended
                                                     December 31,     December 31,      December 31,
                                                        1999             1998               1997
-----------                                         ------------    -------------       ------------
Funds From Operations ("FFO") (2)                  $  10,646,024     $  9,974,863       $ 2,268,839
                                                    ============    =============        ==========

Funds Available for Distribution ("FAD") (2)       $   8,254,454     $  8,969,572       $ 2,171,071
                                                    ============    =============        ==========

FFO payout ratio                                            72.6%            83.5%             85.2%
                                                    ============    =============        ==========
Cash flows from:
Operating activities                               $   9,567,923    $   9,584,324       $ 2,308,465
                                                    ============    =============        ==========
Investing activities                               $  (1,970,601)    $(20,087,699)      $(8,829,861)
                                                    ============    =============        ==========
Financing activities                               $  (8,374,501)   $   6,778,799       $10,297,819
                                                    ============    =============        ==========

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

**Net income and distribution per share information for periods before October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

***Represents amount for the three months ended December 31, 1997.

****Represents amount for the nine months ended September 30, 1997.

*****The 1998 results of operations reflect a gain of $779,893 recognized upon the sale of the Company's limited partnership interest in Dominion Totem Park Limited Partnership.

(1) Net income per share equals net income divided by the weighted average shares outstanding for the period.

(2) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a definition and calculation of Funds From Operations and Funds Available for Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of December 31, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $121,302,000.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related") a nationwide, fully integrated real estate financial services firm. As of December 31, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 777,213 shares were reserved for issuance upon conversion of OP Units).

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and to enhance the value of its stock. The plan concentrates principally on external growth and internal growth.

The Company's external growth will be accomplished through continued acquisitions of Retail Properties either directly or in joint venture on an individual or bulk basis. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. Unlike most small capitalized REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related, with a national presence. The Company is using its affiliation with Related to acquire properties on a national basis. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO. In addition, the Company will consider strategic combinations in the form of portfolio acquisitions, joint ventures or mergers in order to maximize shareholder value.

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

The Company requires long-term financing in order to invest in and hold its portfolio of Retail Properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value. On a short-term basis, the Company requires funds to pay its operating expenses and those of the Retail Properties, to make improvements to the Retail Properties, pay its debt service and make distributions to its shareholders. The primary source of the Company's short-term liquidity needs are the cash flow received from the Retail Properties and interest income.

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

(ii) 47% of total revenues for the year ended December 31, 1999 were earned from shopping center anchor tenants which are national credit tenants and from interest on an FHA Mortgage.

(iii) No single asset accounts for more than 8% of total revenues for the year ended December 31, 1999.

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

During the year ended December 31, 1999, cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $777,000. This decrease was primarily due to improvements to real estate ($1,308,000), acquisitions of real estate including acquisition expenses ($714,000), distributions paid to shareholders ($8,328,000), an increase in deferred loan costs ($553,000) and distributions paid to minority interest ($455,000) which exceeded net cash provided by operating activities ($9,568,000) and net proceeds from notes payable ($962,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $4,955,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of December 31, 1999 is $19,237. The arrears is due to different interpretations of the lease which is expected to be resolved in 2000. With the exception of this amount, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been proposals received for leasing this space, but as of March 1, 2000, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of March 1, 2000, this space has not been re-leased.

(iii) On March 1, 1999, Penn Traffic Co., parent of Big Bear Stores, an anchor tenant in the Southgate Shopping Center, filed for Chapter 11 bankruptcy. As of March 17, 2000 (a) the lease was not formally rejected, (b) Penn Traffic's reorganization plan was approved by the court on May 27, 1999 and has been implemented, except for the completion of final creditor negotiations with rejected lease holders, (c) Penn Traffic's stock has been relisted on the NASDAQ National Market System and (d) the rent for the period March 2, 1999 through March 31, 2000 has been paid. Counsel to the Company has advised the Company that, (i) failure of Penn Traffic to reject the lease combined with (ii) item b above, constitutes affirmation of the lease pursuant to the Bankruptcy Court and the Company can consider this matter closed.

For a discussion of environmental issues affecting one of the Company's Retail Properties see "Item 1. Business - Regulations".

In February 2000, a distribution of $1,931,246 ($.24 per share), which was declared in December 1999, was paid to the shareholders from cash flow from operations for the quarter ended December 31, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The following is a summary of the results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. The net income for the years ended December 31, 1999, 1998 and 1997 was $5,823,081, $6,646,633 and $3,438,496,
respectively.

1999 VS. 1998
For the year ended December 31, 1999 as compared to 1998, total revenues and total expenses increased due to the acquisition of 12 Retail Properties during 1998. The Company's results of operations for the year ended December 31, 1999 consisted primarily of the results of the Company's investment in 28 Retail Properties, two partnership interests in Multifamily Properties and one FHA Mortgage. The Company's results of operations for the year ended December 31, 1998 consisted primarily of the results of the

Company's investment in 28 Retail Properties, three partnership interests in Multifamily Properties, three FHA Mortgages, a gain on the sale of a partnership interest in one Multifamily Property and a loss on the repayment of two FHA Mortgages.

Rental income increased approximately $6,277,000 for the year ended December 31, 1999 as compared to 1998. An increase of $6,322,000 was due to the acquisition of 12 Retail Properties during 1998 (the "1998 Acquisitions"). Excluding these acquisitions, rental income decreased less than 1% for the year ended December 31, 1999 as compared to 1998.

Tenant reimbursements increased approximately $767,000 for the year ended December 31, 1999 as compared to 1998. An increase of $1,576,000 was due to the 1998 Acquisitions. Excluding these acquisitions, tenant reimbursements decreased approximately $809,000 for the year ended December 31, 1999 as compared to 1998 primarily due to additional billings to tenants and increases in estimates for recoverable amounts in 1998.

Income from equity investments decreased approximately $133,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the sale of the Company's limited partnership interest in Dominion on March 20, 1998 and a decrease in income from Pinehurst in 1999.

Interest income decreased approximately $1,167,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the repayment of the Cross Creek FHA Mortgage and the Cross Creek Loan in June 1998 and the repayment of the Weatherly Walk FHA Mortgage in August 1998.

Other income increased approximately $104,000 for the year ended December 31, 1999 as compared to 1998. An increase of $95,000 was due to the 1998 Acquisitions. Excluding these acquisitions, other income increased approximately $9,000 for the year ended December 31, 1999 as compared to 1998.

Repairs and maintenance increased approximately $406,000 for the year ended December 31, 1999 as compared to 1998. An increase of $656,000 was due to the 1998 Acquisitions. Excluding these acquisitions, repairs and maintenance decreased approximately $250,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a decrease in parking lot light repairs at Westbird and Birdneck Center, a decrease in roofing repairs at Pablo Plaza, Winery Square and Rolling Hills Square and a decrease in painting expenses at Townwest, Kokomo Plaza and Mountain Park Plaza.

Operating expenses increased approximately $864,000 for the year ended December 31, 1999 as compared to 1998. An increase of $849,000 was due to the 1998 Acquisitions. Excluding these acquisitions, operating expenses increased approximately 1% for the year ended December 31, 1999 as compared to 1998.

Real estate taxes increased approximately $712,000 for the year ended December 31, 1999 as compared to 1998. An increase of $673,000 was due to the 1998 Acquisitions. Excluding these acquisitions, real estate taxes increased approximately 3% for the year ended December 31, 1999 as compared to 1998.

Interest expense increased approximately $2,558,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a higher outstanding balance of the Credit Facility during the year ended December 31, 1999 and the assumption of existing debt with respect to four of the 1998 Acquisitions.

General and administrative expenses increased approximately $178,000 for the year ended December 31, 1999 as compared to 1998 primarily due to an increase in audit/tax fees and an increase in asset management fees incurred to the Advisor and its affiliates due to the 1998 Acquisitions.

Depreciation and amortization increased approximately $1,049,000 for the year ended December 31, 1999 as compared to 1998. An increase of $1,173,000 was due to the 1998 Acquisitions, an increase of $149,000 was due to an increase in amortization of deferred loan costs relating to the Credit Facility and a decrease of $404,000 was due to deferred insurance costs becoming fully amortized during the second quarter of 1999. Excluding these increases and decreases, depreciation and amortization increased approximately 4% for the year ended December 31, 1999 as compared to 1998.

Other expenses decreased approximately $178,000 for the year ended December 31, 1999 as compared to 1998. An increase of $184,000 was due to the 1998 Acquisitions. Excluding these acquisitions, other expenses decreased approximately $362,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a decrease in bad debt expense resulting from a decrease in reserves at Westbird, Pablo Plaza, Winery Square and Forest Park Square and losses on the repayment of the Cross Creek and Weatherly Walk Mortgage Loans during the second and third quarter of 1998, respectively.

A gain on sale of investment in partnership in the amount of approximately $780,000 was recorded for the year ended December 31, 1998 relating to the sale of the Company's limited partnership interest in Dominion in the first quarter of 1998.

Minority interest in the income of the Operating Partnership increased approximately $304,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the issuance of OP Units with respect to three of the 1998 Acquisitions.

1998 VS. 1997
For the year ended December 31, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to (i) the Consolidation of Insured I with three other Partnerships on October 1, 1997 which resulted in the formation of the Company and (ii) the purchase of 14 shopping centers after the Consolidation. The Company's results of operations for the year ended December 31, 1998 consisted primarily of the results of the Company's investment in 28 Retail Properties, three partnership interests in Multifamily Properties, three FHA Mortgages, a gain on the sale of a partnership interest in one Multifamily Property and a loss on the repayment of two FHA Mortgages. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of the Company's investment in 11 Retail Properties for the nine months ended September 30, 1997 and the results of the Company's investment in fourteen Retail Properties, two partnership interests in Multifamily Properties and three FHA Mortgages for the three months ended December 31, 1997. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of shopping centers.

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

Operating expenses increased approximately $860,000 for the year ended December 31, 1998 as compared to 1997. Increases of $168,000 and $476,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, operating expenses increased approximately $216,000 for the year ended December 31, 1998 as compared to 1997 primarily due to an increase in security expenses at Winery Square and Westbird, an increase in water and sewer expenses at Highland Fair, Mountain View Village, Winery Square and Forest Park Square and an increase in property management fees at Pablo Plaza, Winery Square and Mountain View Village.

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

General and administrative expenses increased approximately $987,000 for the year ended December 31, 1998 as compared to 1997 primarily due to fees relating to the unused portion of the Credit Facility, state income taxes resulting from qualification as a REIT, asset management fees incurred to the Advisor, an increase in printing and investor service expenses resulting from an increase in investors, an increase in audit/tax fees and expense reimbursements to the Advisor and its affiliates due to the Insured II Acquisitions and the New Acquisitions and fees to the independent directors relating to their services for 1998.

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

Other expenses increased approximately $715,000 for the year ended December 31, 1998 as compared to 1997. Increases of $116,000 and $149,000 were due to the Insured II Acquisitions and the New Acquisitions, respectively. Excluding these acquisitions, other expenses increased approximately $450,000 for the year ended December 31, 1998 as compared to 1997 primarily due to losses on the repayment of the Cross Creek and Weatherly Walk Mortgage Loans and an increase in bad debt expense resulting from an increase in reserves at Westbird, Pablo Plaza, Winery Square and Forest Park Square.

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

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $367,078, $191,057 and $66,331 for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997 are summarized in the following table:

                                                                   Year             Year          Three Months
                                                                  Ended            Ended             Ended
                                                                December 31,     December 31,      December 31,
                                                                   1999             1998               1997
-----------                                                    ------------    -------------       ------------

Net income                                                   $    5,823,081    $   6,646,633       $ 1,420,370
Gain on sale of investment in partnership                                 0         (779,893)                0
Loss on repayment of Cross Creek receivable                               0           92,504                 0
Loss on repayment of Weatherly Walk receivable                            0           45,934                 0
Depreciation and amortization of real property                    4,377,099        3,143,873           617,567
Amortization of insurance contract                                  200,195          600,580           150,145
Proportionate share of adjustments to equity in income
  from equity investments to arrive at funds from operations        245,649          225,232            80,757
                                                               ------------     ------------       -----------

Funds From Operations ("FFO")                                    10,646,024        9,974,863         2,268,839

Amortization of deferred financing costs                            377,665          222,538            72,036
Principal payments received on mortgage loans                        32,416          105,124            39,994
Straight-lining of property rentals for rent escalations           (367,078)        (191,057)          (66,331)
Improvements to real estate                                      (1,308,093)        (695,177)          (36,283)
Principal repayments on notes payable                              (538,401)        (280,463)          (64,717)
Leasing commissions                                                (588,079)        (166,256)          (42,467)
                                                                -----------     ------------       -----------

Funds Available for Distribution ("FAD")                      $   8,254,454    $   8,969,572       $ 2,171,071
                                                               ============     ============        ==========

Distributions to shareholders                                 $   7,724,985    $   8,330,865       $ 1,932,174
                                                               ============     ============        ==========

FFO payout ratio                                                       72.6%            83.5%             85.2%
                                                               ============     ============        ==========

Cash flows from:
Operating activities                                          $   9,567,923    $   9,584,324      $  2,308,465
                                                               ============     ============        ==========
Investing activities                                          $  (1,970,601)    $(20,087,699)     $ (8,829,861)
                                                               ============     ============        ==========
Financing activities                                          $  (8,374,501)   $   6,778,799      $ 10,297,819
                                                               ============     ============        ==========

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative in-struments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, it is effective for the Company beginning with the first quarter of 2001. Currently, the only derivative instrument owned by the Company is an interest rate swap agreement. SFAS No. 133 will require the Company to carry such swap agreement at its fair value at the balance sheet date, which was approximately $75,000 at December 31, 1999.

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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of December 31, 1999, approximately 48% of the Company's total notes payable outstanding are either fixed rate or non-interest bearing, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $30,818,000 outstanding under the Credit Facility at December 31, 1999, and taking into account the interest rate swap agreement in place throughout 1999 as described, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $208,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $416,000. These estimates include the impact of the interest rate swap agreement discussed below. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Item 8.  Financial Statements and Supplementary Data.
                                                                            PAGE
(a) 1.   FINANCIAL STATEMENTS

         Independent Auditors' Report                                       22

         Consolidated  Balance  Sheets as of  December  31, 1999 and
         1998                                                               23

         Consolidated  Statements  of  Income  for the  years  ended
         December 31, 1999, 1998 and 1997                                   24

         Consolidated   Statements   of  Changes  in   Shareholders'
         Equity/Partners'  Capital  (Deficit)  for the  years  ended
         December 31, 1999, 1998 and 1997                                   25

         Consolidated  Statements  of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                   26

         Notes to Consolidated Financial Statements                         28

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors of
Aegis Realty, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Aegis Realty, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity/partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aegis Realty, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 20, 2000

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                         --------------------------
                                                             1999           1998
                                                         -----------   ------------
                                     ASSETS
Real estate, net                                         $172,784,964  $174,876,580
Investment in partnerships                                  5,923,199     6,095,543
Mortgage loan receivable                                    3,220,191     3,267,037
Loans receivable from affiliates                            2,077,886     2,081,015
Cash and cash equivalents                                   2,226,295     3,003,474
Accounts receivable-tenants, net of allowance for
  doubtful accounts of $343,000 and $383,000,
  respectively                                              2,958,033     2,442,896
Deferred costs, net                                         2,800,537     2,387,683
Other assets                                                1,401,319     1,235,742
                                                          -----------   -----------

  Total Assets                                           $193,392,424  $195,389,970
                                                          ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                          $ 59,239,944  $ 58,864,099
  Accounts payable and other liabilities                    3,169,953     3,575,499
  Due to Advisor and affiliates                               344,428       355,915
  Distributions payable                                     2,076,125     2,607,054
                                                         ------------  ------------

  Total Liabilities                                        64,830,450    65,402,567
                                                         ------------  ------------

Minority interest of unitholders in the Operating
  Partnership                                               7,260,370     6,803,895
                                                         ------------  ------------

Commitments and Contingencies

  Shareholders' equity:
  Common stock; $.01 par value; 50,000,000 shares
   authorized; 8,053,159 issued and 8,046,859
   outstanding and 8,051,159 issued and 8,044,859
   outstanding in 1999 and 1998, respectively                  80,531        80,511
  Treasury stock; $.01 par value; 6,300 shares                    (63)          (63)
  Additional paid in capital                              125,319,076   125,299,096
  Distributions in excess of net income                    (4,097,940)   (2,196,036)
                                                          -----------   -----------

  Total Shareholders' Equity                              121,301,604   123,183,508
                                                          -----------   -----------

  Total Liabilities and Shareholders' Equity             $193,392,424  $195,389,970
                                                          ===========   ===========


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                                1999         1998            1997
                                            -----------   -----------    ----------
Revenues:

  Rental income                             $19,680,116   $13,402,982    $7,761,826
  Tenant reimbursements                       4,682,075     3,914,656     1,953,948
  Income from equity investments                291,082       423,624       193,511
  Interest income                               482,442     1,649,071       751,142
  Other                                         218,786       114,470        95,370
                                             ----------    ----------    ----------

  Total revenues                             25,354,501    19,504,803    10,755,797
                                             ----------    ----------    ----------

Expenses:

  Repairs and maintenance                     1,910,194     1,503,746       931,588
  Operating                                   2,650,579     1,786,619       926,426
  Real estate taxes                           2,436,047     1,724,424     1,190,345
  Interest                                    4,489,556     1,931,874       558,994
  General and administrative                  1,998,052     1,819,556       832,290
  Depreciation and amortization               4,897,811     3,849,190     2,655,049
  Other                                         751,598       929,107       214,346
                                             ----------    ----------    ----------

  Total expenses                             19,133,837    13,544,516     7,309,038
                                             ----------    ----------    ----------

Income before gain on sale of investment      6,220,664     5,960,287     3,446,759

Gain on sale of investment in partnership             0       779,893             0
                                             ----------    ----------    ----------

Income before minority interest               6,220,664     6,740,180     3,446,759

Minority interest in income of the
  Operating Partnership                        (397,583)      (93,547)       (8,263)
                                             ----------    ----------    ----------

Net income                                  $ 5,823,081   $ 6,646,633    $3,438,496
                                             ==========    ==========    ==========

Net income per share:

  Basic                                     $       .72   $       .83    $      .18*
                                             ==========    ==========    ==========

  Diluted                                   $       .72   $       .82    $      .18*
                                             ==========    ==========    ==========

Weighted average shares outstanding:

  Basic                                       8,046,574     8,049,987     8,050,727*
                                             ==========    ==========    ==========

  Diluted                                     8,046,574     8,075,390     8,050,727*
                                             ==========    ==========    ==========


*Represents amount for the three months ended December 31, 1997. Net income per unit information for the period before October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

See accompanying notes to consolidated financial statements

                                   AEGIS REALTY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)

                                                                         Common Stock            Treasury Stock
                                         Limited      General       ------------------        -------------------
                                        Partners     Partners       Shares      Amount        Shares       Amount
                                        --------     --------       ------      ------        ------       ------
Balance at January 1, 1997            $69,352,193     $(256,763)            0           0           0            0
Net income - January 1, 1997 to
  September 30, 1997                    1,674,755       343,371             0           0           0            0
Distributions - January 1, 1997 to
  September 30, 1997                   (3,600,005)     (362,818)            0           0           0            0
Consolidation and issuance of shares  (67,426,943)      276,210     8,050,727     $80,507           0            0
Consolidation costs                             0             0             0           0           0            0
Net income - October 1, 1997 to
  December 31, 1997                             0             0             0           0           0            0
Distributions - October 1, 1997 to
  December 31, 1997                             0             0             0           0           0            0
                                      -----------  ------------    ----------  ----------  ----------     --------

Balance at December 31, 1997                    0             0     8,050,727      80,507           0            0

Net income                                      0             0             0           0           0            0
Issuance of shares of common stock              0             0           432           4           0            0
Purchase of treasury shares                     0             0             0           0      (6,300)   $     (63)
Consolidation costs                             0             0             0           0           0            0
Distributions                                   0             0             0           0           0            0
                                      -----------  ------------    ----------  ----------  ----------    ---------

Balance at December 31, 1998                    0             0     8,051,159      80,511      (6,300)         (63)

Net income                                      0             0             0           0           0            0
Issuance of shares of common stock              0             0         2,000          20           0            0
Distributions                                   0             0             0           0           0            0
                                      -----------  ------------    ----------  ----------  ----------     --------

Balance at December 31, 1999          $         0  $          0     8,053,159     $80,531      (6,300)     $   (63)
                                      ===========  ============     =========      ======      ======       ======

                                          Additional  Distributions
                                            Paid-in    in Excess of
                                            Capital     Net Income      TOTAL
                                        ------------- -------------  ------------
Balance at January 1, 1997                        0             0   $ 69,095,430
Net income - January 1, 1997 to
  September 30, 1997                              0             0      2,018,126
Distributions - January 1, 1997 to
  September 30, 1997                              0             0     (3,962,823)
Consolidation and issuance of shares   $126,719,503             0     59,649,277
Consolidation costs                      (1,243,195)            0     (1,243,195)
Net income - October 1, 1997 to
  December 31, 1997                               0   $ 1,420,370      1,420,370
Distributions - October 1, 1997 to
  December 31, 1997                               0    (1,932,174)    (1,932,174)
                                      -------------    ----------   ------------

Balance at December 31, 1997            125,476,308      (511,804)   125,045,011

Net income                                        0     6,646,633      6,646,633
Issuance of shares of common stock            4,996             0          5,000
Purchase of treasury shares                 (58,516)            0        (58,579)
Consolidation costs                        (123,692)            0       (123,692)
Distributions                                     0    (8,330,865)    (8,330,865)
                                      -------------    ----------   ------------

Balance at December 31, 1998            125,299,096    (2,196,036)   123,183,508

Net income                                        0     5,823,081      5,823,081
Issuance of shares of common stock           19,980             0         20,000
Distributions                                     0    (7,724,985)    (7,724,985)
                                      -------------   -----------    -----------

Balance at December 31, 1999           $125,319,076   $(4,097,940)  $121,301,604
                                        ===========   ===========    ===========


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                       ------------------------------------------
                                                          1999           1998             1997
                                                       ----------     ---------        ----------
Cash flows from operating activities:

Net income                                             $5,823,081     $6,646,633       $3,438,496
                                                        ---------      ---------        ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of investment in partnership                     0       (779,893)               0
  Loss on repayments of mortgage loans receivable               0        138,438                0
  Depreciation and amortization                         4,954,959      3,966,178        2,702,274
  Minority interest in income of the Operating
   Partnership                                            397,583         93,547            8,263
  Distributions from equity investments
   in excess of (exceeded by) income                      129,626         97,954          (19,448)
  Changes in operating assets and liabilities:
  Accounts receivable-tenants                            (474,991)    (1,353,348)          15,090
  Allowance for doubtful accounts                         (40,146)        79,978             (907)
  Other assets                                           (165,577)      (696,092)        (213,902)
  Due to Advisor, general partners and affiliates           8,513       (146,920)         159,251
  Accounts payable and other liabilities                 (405,546)     1,704,105          491,380
  Leasing commissions and costs                          (659,579)      (166,256)        (191,730)
                                                       ----------     ----------       ----------
   Total adjustments                                    3,744,842      2,937,691        2,950,271
                                                       ----------     ----------       ----------

  Net cash provided by operating activities             9,567,923      9,584,324        6,388,767
                                                       ----------     ----------       ----------

Cash flows from investing activities:

  Proceeds from sale of investment in partnership               0      4,727,500                0
  Improvements to real estate                          (1,308,093)      (695,177)         (33,486)
  Acquisitions of real estate including
   acquisition expenses                                  (653,015)   (51,598,294)      (8,912,945)
  Increase in deferred acquisition expenses               (45,038)      (114,229)         (47,459)
  Repayments of loans receivable from affiliates            3,129      3,060,000                0
  Loans made to affiliate                                       0     (2,081,015)               0
  Principal payments received on mortgage loans            32,416     27,528,253           39,994
  Closing costs relating to the repayment of
   mortgage loan receivable                                     0        (19,537)               0
  Investment in partnership                                     0       (895,200)               0
                                                       ----------     ----------       ----------

  Net cash used in investing activities                (1,970,601)   (20,087,699)      (8,953,896)
                                                       ----------     ----------       ----------

Cash flows from financing activities:

  Repayments of notes payable                            (538,401)   (28,905,463)      (1,720,907)
  Proceeds from notes payable                           1,500,000     44,568,000       13,375,000
  Distributions paid to shareholders                   (8,327,874)    (7,728,904)      (5,099,300)
  Increase in deferred loan costs                        (553,324)      (896,901)        (919,302)
  Distributions paid to minority interest                (454,902)       (74,942)               0
  Cash effect of Consolidation and issuance
   of shares                                                    0              0        2,510,103
  Purchase of treasury shares                                   0        (58,579)               0
  Consolidation costs                                           0       (123,692)      (1,243,195)
  Consolidation costs allocated to
   minority interest                                            0           (720)          (7,233)
                                                       ----------     ----------       ----------

  Net cash (used in) provided by
   financing activities                                (8,374,501)     6,778,799        6,895,166
                                                       ----------     ----------       ----------


                                                                     (continued)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                      -------------------------------------------
                                                          1999          1998              1997
                                                      -----------    -----------       ----------
Net increase (decrease) in cash and cash
  equivalents                                            (777,179)    (3,724,576)       4,330,037

Cash and cash equivalents at the beginning of
  the year                                              3,003,474      6,728,050        2,398,013
                                                        ---------      ---------        ---------

Cash and cash equivalents at the end of the year       $2,226,295     $3,003,474       $6,728,050
                                                       ==========     ==========      ===========

Supplemental information:
  Interest paid                                        $4,841,223     $1,626,784      $   562,240
                                                       ==========     ==========      ===========

Supplemental disclosure of noncash activities:

Notes payable assumed in acquisition of real
  estate                                               $        0    $23,952,320      $         0
                                                       ==========     ==========      ===========

Real estate acquired for units
  in the Operating Partnership                         $        0    $ 6,120,257      $         0
                                                       ==========     ==========      ===========

Payable to directors liquidated
  through the issuance of shares
  of common stock                                      $   20,000    $     5,000      $         0
                                                       ==========     ==========      ===========

Reclassification of deferred acquisition expenses
  to real estate upon purchase                         $   61,278    $    47,459      $         0
                                                       ==========     ==========      ===========

Real estate acquired through issuance of
  purchase money notes to sellers                      $        0    $   705,000      $         0
                                                       ==========     ==========      ===========

Repayment of purchase money notes
  to sellers through the issuance
  of units in the Operating Partnership              $    585,754    $         0      $         0
                                                       ==========     ==========      ===========

Consolidation and issuance of shares:

Increase in real estate                              $          0    $         0     $(16,856,558)
Increase in investment in partnerships                          0              0       (9,295,706)
Increase in mortgage loans receivable                           0              0      (31,049,146)
Increase in loan receivable from affiliate                      0              0       (3,060,000)
Increase in accounts receivable-tenants                         0              0         (380,490)
Increase in other assets                                        0              0         (243,231)
Increase in notes payable                                       0              0        1,324,308
Increase in accounts payable and other liabilities              0              0          340,138
Increase in due to Advisor, general partners and
  affiliates                                                    0              0          207,392
Increase in distributions payable                               0              0        1,136,477
Decrease in limited partners' capital                           0              0      (67,426,943)
Increase in general partners' capital                           0              0          276,210
Increase in minority interest                                   0              0          737,642
Issuance of shares of common stock                              0               0     124,289,907
                                                        ---------      ---------      -----------

                                                      $         0    $         0      $         0
                                                       ==========     ==========      ===========

Distributions to shareholders declared                $(7,724,985)   $(8,330,865)     $(5,894,997)
Increase (decrease) in distributions payable
  to shareholders/partners                               (602,889)       601,961          795,697
                                                        ---------      ---------        ---------

Distributions paid to shareholders                    $(8,327,874)   $(7,728,904)     $(5,099,300)
                                                       ==========     ==========      ===========



See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of December 31, 1999, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet, held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage").

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of four publicly registered, non-listed limited partnerships, Summit Insured Equity L.P. ("Insured I"), Summit Insured Equity L.P. II ("Insured II"), Summit Preferred Equity L.P. ("Summit Preferred") and Eagle Insured, L.P. ("Eagle") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiaries and, for references prior to October 1, 1997, refers to Insured I. Pursuant to the Consolidation, the Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to all partners in the Partnerships in exchange for their interests in the Partnership based upon each partner's proportionate interest in the Common Stock issued to their Partnership in the Consolidation. The Common Stock commenced trading on the American Stock Exchange on October 10, 1997 under the symbol "AER". As of December 31, 1999, there were 8,046,859 shares of Common Stock outstanding (an additional 777,213 shares were reserved for issuance upon conversion of OP Units, as defined below).

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.19% of the units of partnership interest (the "OP Units") at December 31, 1999. Also, at December 31, 1999, 5.68% and 3.13% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Insured I, was deemed to be the acquirer. As the surviving entity for accounting purposes, Insured I's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $60,387,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). No goodwill was recorded in the Consolidation. Results of operations and other operating financial data for the Company prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation. Insured I is a Delaware limited partnership formed on December 12, 1985 which, subsequent to the Consolidation, became an indirectly wholly-owned subsidiary of the Company.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

c)  Real Estate

The carrying amount of real estate includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties less amounts received from sellers' rental guarantees. Buildings are depreciated on a straight line basis over their estimated useful lives, generally 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized.

d)  Investment in Partnerships

The Company accounts for its investment as a limited partner in partnerships, which own the Multifamily Properties, using the equity method of accounting because it exercises significant influence over, but does not control, these limited partnerships.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At least annually, and more frequently if circumstances warrant, the Company evaluates the collectibility of both interest and principal of its mortgage loan receivable to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral.

The determination of impairment is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The Advisor believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's properties and loan. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the investments to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded during the years ended December 31, 1999, 1998 and 1997.

g)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds, for which cost approximates market value.

h)  Deferred Insurance Costs

Costs related to an insurance policy from Continental Casualty Company for the benefit of Insured I (see Note 3) were being amortized over a 10 year period which expired in April 1999.

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

k)  Deferred Acquisition Expenses

Direct costs incurred in connection with the proposed purchase of Retail Properties are deferred. Upon acquisition of Retail Properties, the associated costs are capitalized as real estate. Direct costs incurred in connection with Retail Properties which are not acquired, and all indirect acquisition costs, are charged to operations.

l)  Consolidation Costs

Costs incurred in the Consolidation including legal, accounting and registration fees, amounting to $1,366,887 and $7,953, were charged to shareholders' equity and minority interest of unitholders in the OP, respectively.

m)  Rental Income

Rental income includes amounts received and accrued from operating leases as well as amounts related to the reimbursement of common area maintenance charges, real estate taxes and insurance. The straight-line basis is used to recognize base rents under leases which provide for varying rents over the lease terms.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)  Income Taxes

The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions.

During 1999, the Company declared distributions of $.96 per share. For federal income tax purposes, $.26 per share of ordinary income was carried over from 1998, $.66 and $.32 per share of ordinary income and return of capital, respectively, was reported to shareholders for 1999 and $.24 per share of ordinary income was carried over to 2000.

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

q)  Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers. The Company is an investor in real estate related assets and operates in only one reportable segment. The Company does not have or rely upon any major customers. All of the Company's investments are, or are secured by, real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

r)  New Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, it is effective for the Company beginning with the first quarter of 2001. Currently, the only derivative instrument owned by the Company is an interest rate swap agreement (see Note 7). SFAS No. 133 will require the Company to carry such swap agreement at its fair value at the balance sheet date, which was approximately $75,000 at December 31, 1999.

s)  Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3 - Real Estate

The components of real estate are as follows:

                                                       December 31,
                                               --------------------------
                                                    1999          1998
                                               ------------  ------------
Land                                           $ 39,798,459  $ 39,467,426
Buildings and improvements                      156,239,538   154,677,484
                                                -----------   -----------
                                                196,037,997   194,144,910

Less:  Accumulated depreciation                 (23,253,033)  (19,268,330)
                                               ------------   -----------

                                               $172,784,964  $174,876,580
                                               ============   ===========

On September 8, 1999, the Company acquired an out-parcel of developable land contiguous to the Rolling Hills Square Retail Property for a purchase price of $325,000, not including acquisition fees and expenses of approximately $16,000.

The acquisitions of Governor's Square, Southgate and Crossroad East, three Retail Properties with purchase prices of $8,200,000, $15,100,000 and $4,800,000, respectively, were partially financed through the issuance of 94,726, 208,914 and 167,149 OP Units (subject to adjustment) valued at $1,231,438, $2,715,882 and $2,172,937. These 470,789 OP Units were convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, beginning on the one year anniversary of their respective closing dates. The OP Units were issued at an agreed upon value of $13 per OP Unit. If, as of the last trading day prior to the first anni-

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

versary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined) was less than $13, the Company was obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per OP Unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. An additional 28,187 OP Units were issued to the seller of Governor's Square on the Post-Closing Adjustment Date (May 28, 1999) based on an Average Price Per Share of $10.01875. An additional 92,439 and 73,957 OP Units were issued to the sellers of Southgate and Crossroads East, respectively, on the Post-Closing Adjustment Date (December 9, 1999) based on an Average Price Per Share of $9.0125.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at December 31, 1999 and 1998. However, the carrying value of certain properties may be in excess of their fair values as of such dates.

The following table lists each of the Company's investment properties whose rental revenues accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 1999.

                                                     1999         1998          1997*
                                                     ----         ----          ----
1.   Westbird/Miami, FL                               4%            6%          10%
2.   Winery Square/Fairfield, CA                      5%            7%          10%
3.   Mountain View Village/Snellville, GA             4%            6%          10%
4.   Forest Park Square/Cincinnati, OH                4%            6%          10%

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

During the years ended December 31, 1999, 1998 and 1997, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 12%, 17% and 28%, respectively, of the Company's total gross revenues.

Based on the carrying value at December 31, 1999 and 1998, approximately 15% of the Company's investment properties are located in Ohio, 11% are located in Florida, 11% are located in North Carolina and 10% are located in Virginia. No other states comprise more than 10% of the total carrying value.

Insured I and Insured II, which are indirectly wholly-owned subsidiaries of the Company, are the record owners of fourteen of the Retail Properties. Insured I and II are each the beneficiary of an insurance policy (the "Policies") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policies and related agreement together with the appraised values of the Retail Properties then owned by Insured I and Insured II, will equal at least 100% of the aggregate original capital contributions to Insured I and Insured II allocated to investment in properties ("Original Contributions") on the day on which the last such Retail Property was acquired by Insured I and Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policies will increase pursuant to a formula based upon the length of time such Retail Properties are held by Insured I and Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policies are intended to cover various economic risks of the ownership of such Retail Properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of such properties.

Payment of any amounts due under the Policies will be made to Insured I and/or Insured II after the Guaranty Payment Date and the Policies are not a guaranty that shareholders of the Company will receive a return equal to 125% of the Original Contributions to either Insured I or Insured II, as applicable, or any lesser amount insured under the Policy. In November 1999, the insurance policy issued in connection with Summit Insured I expired pursuant to its terms. The insurance policy issued in connection with Summit Insured II will expire in May 2001. No payments were received on the Summit Insured I policy and none are expected on the Summit Insured II policy.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:
                                                                  December 31,
                                                          -------------------------
                                                               1999         1998
                                                          -----------    ----------
Deferred insurance costs                                   $        0    $6,005,804
Deferred loan costs                                         2,395,925     1,842,601
Deferred leasing commissions and costs                      1,426,098       928,148
Deferred acquisition expenses                                  97,989       114,229
                                                           ----------    ----------
                                                            3,920,012     8,890,782

Less:  Accumulated amortization                            (1,119,475)   (6,503,099)
                                                           ----------    ----------

                                                           $2,800,537    $2,387,683
                                                            =========     =========

During the year ended December 31, 1999, fully amortized deferred insurance costs in the amount of $6,005,804 were written off.

NOTE 5 - Investments in Partnerships

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620, and 9.85% on a subsequent investment of $1,949,805. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,763,772 and $1,610,549 at December 31, 1999 and 1998, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Company's percentage of ownership in Pinehurst is 98.99%.

The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated the Chateau Creste apartment complex in Kirkland, Washington. Under the terms of this investment, the Company was entitled to receive a preferred equity return of 9.625% per annum on an initial cash contribution of $4,149,585. On March 20, 1998, Dominion Chateau Creste Limited Partnership, the general partner of Dominion, purchased the Company's limited partnership interest in Dominion pursuant to its rights under the partnership agreement. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments (see Note 6). This equity interest earns an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 1999, the Company had received all of the preferred returns due from FAI.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of the Company's investments in partnerships at December 31, 1999.

NOTE 6 - Mortgage Loans Receivable

As of January 1, 1998, the Company held three FHA Mortgages and three equity loans (the FHA Mortgages and the equity loans together, the "Mortgage Loans"); two of the Mortgage Loans were repaid in 1998. All base interest and the principal amount of each of the FHA Mortgages were coinsured by the FHA (80%) and an affiliate of the Advisor (20%). The FHA Mortgages required monthly payments of principal and interest over the life of the loans. The FHA Mortgages bore interest at 8.95% and were scheduled to mature during the period January 2024 to January 2030. The interest rate of 8.95% included a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor, and excluded additional interest which may have been payable under certain circumstances.

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

In addition to the Mortgage Loans, the Company held a loan of $3,060,000 (the "Cross Creek Loan") to Walsh/Cross Creek Limited Partnership (the "Cross Creek Obligor"), one of the FHA Mortgagors, which was used to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bore interest at the prime rate plus 1% and was due on January 1, 2030 or on the occurrence of certain events. The amount loaned to the Cross Creek Obligor was classified as a loan receivable from affiliate and was anticipated to be repaid from cash flows from the Cross Creek property. Stephen M. Ross holds a majority inter-

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

est in the Advisor and had guaranteed the repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement") to the Company, subject to certain conditions.

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

On August 26, 1998, FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments and one of the FHA Mortgagors, repaid in full (after completing a refinancing with an unaffiliated third party) the outstanding balance of its Mortgage Loan in the amount of $8,380,752 plus accrued interest of $48,189 resulting in a loss on the repayment in the amount of $45,934 (due to purchase accounting premiums recorded pursuant to the Consolidation) which is included in other expenses. Simultaneously, the Company invested $895,200 for a 40% interest as a limited partner in FAI (see Note 5).

As of December 31, 1999 and 1998, the Company held one Mortgage Loan (Woodgate Manor). As of December 13, 1998, the Company may call for prepayment of the entire outstanding principal amount at any time. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA (and/or the co-insurer) not later than the accelerated payment date. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the Company determines that the value of the underlying property has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. As of December 13, 1998, the borrower may elect to prepay at any time without incurring prepayment penalties.

The general partner interest in the obligor of the Company's remaining Mortgage Loan is held by an affiliate of the Advisor.

The carrying value of the Mortgage Loan (the FHA Mortgage and equity loan) secured by Woodgate Manor was $3,220,191 and $3,267,037 at December 31, 1999 and 1998, respectively; the FHA Mortgage loan balance was $2,873,868 and $2,906,284, respectively. The difference between the carrying value and the FHA Mortgage loan balance is due to the purchase accounting premiums recorded pursuant to the Consolidation.

At December 31, 1999 and 1998, the estimated fair value of the Company's Mortgage Loan receivable approximated its carrying value.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Notes Payable

As of December 31, 1999 and 1998, the Company had notes payable with outstanding balances totaling $59,239,944 and $58,864,099, respectively. Further information regarding the notes is as follows:

                                                                                               Collateral/
                   Date of                   Monthly                                             Carrying
                    Note/                    Payment       Outstanding      Outstanding           Value at
                  Maturity      Interest   of Principal        Balance          Balance         December
Noteholder           Date         Rate     and Interest    At 12/31/99      At 12/31/98           31, 1999
----------        ----------    ---------  ------------    -----------      -----------         -----------
New York Life     7/11/95       9.25%      $55,984      $ 4,726,178       $ 4,967,164           Forest Park &
  Insurance       6/10/00                                                                       Highland Fair/
  Company                                                                                       $11,987,229

(a)               12/30/97      (b)        Interest      30,818,000        29,318,000 (c)       (i)
                  12/30/00 (j)             only

Heller            6/24/97 (d)   8.50%      $19,992        2,547,557         2,571,651           Barclay Place/
  Financial, Inc. 7/1/17                                                                        $4,015,163

Nomura            10/28/97 (e)  7.54%      $33,130        3,902,472         4,004,897           Village At
  Asset Capital   11/11/22                                                                      Waterford/
  Corporation                                                                                   $6,323,560

Chase Bank        12/16/96 (f)  8.875%     $51,717        6,350,323         6,409,003           Oxford Mall/
                  1/1/07                                                                        $8,808,020

Merrill Lynch     9/18/97 (g)   7.73%      $79,509       10,776,168        10,888,384           Southgate/
  Credit          10/1/07                                                                       $15,319,576
  Corporation

Sellers of        12/10/98      (h)        $0                64,600 (k)       200,000           None
  Southgate       12/10/99

Sellers of        12/10/98      (h)        $0                16,292 (k)       230,000           None
  Crossroads East 12/10/99

Sellers of        12/10/98      (h)        $0                38,354 (k)       275,000           None
  Crossroads East 12/9/99                              ------------       -----------

                                                        $59,239,944       $58,864,099
                                                       ============       ===========

(a) The Credit Facility is shared among BankBoston, N.A. (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under BankBoston's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 5.81% at December 31, 1999.

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

(h) Note is non-interest bearing.

(i) The Credit Facility was collateralized at December 31, 1999 by thirteen Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $76,700,206, $5,207,982 and $3,220,191, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Insured I, Insured II and TCR-Pinehurst Limited Partnership.

(j) The Company has an option to extend the maturity date to 12/30/03 upon payment of certain fees.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k) The note payable to the sellers of Southgate and the two notes payable to the sellers of Crossroads East in the amounts of $200,000, $230,000 and $275,000, respectively, were partially repaid in the amounts of $135,400, $213,708 and $236,646 through the issuance of 15,030, 23,716 and 26,259 OP Units on December 9, 1999 based on an Average Price Per Share (see Note 3) of $9.0125. The balances due of $64,600, $16,292 and $38,354, respectively, were repaid in cash on January 4, 2000.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at December 31, 1999, the counter party would be required to pay the Company approximately $75,000; however, the Company currently has no intention of terminating this agreement.

Annual principal payment requirements as of December 31, 1999 for each of the next five fiscal years and thereafter are as follows:

Year Ending                    Amount
-----------                 -----------
2000                      $ 35,936,221*
2001                           322,817
2002                           349,726
2003                           378,907
2004                           407,394
Thereafter                  21,844,879
                            ----------

                           $59,239,944
                            ==========

*Includes the maturity of the Credit Facility (see note (j) to the table above), the New York Life Insurance Company note and the notes to the sellers of Southgate and Crossroads East.

The Company has determined that the carrying value of the notes payable approximates their fair value at December 31, 1999 and 1998, either because the interest rate on such notes fluctuates according to a market index, or because the fixed rate notes bear interest at rates comparable to market rates for similar instruments.

NOTE 8 - Related Party Transactions

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

The Company's Retail Properties are managed by RCC Property Advisors (the "Property Manager"), an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The costs incurred to related parties for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997 (after the Consolidation) were as follows:

                                                      Year            Year        Three Months
                                                     Ended           Ended           Ended
                                                   December 31,    December 31,     December 31,
                                                       1999           1998            1997
------------                                     --------------   ------------    --------------
Acquisition fees                              $     23,805       $2,707,157       $   322,606
Expense reimbursement                              271,972          290,639            28,000
Property management fees                         1,037,014          735,338           135,759
Leasing commissions and costs                      471,888          178,509            38,774
Asset management fee                               779,561          630,661           142,105
                                                 ---------       ----------        ----------

                                                $2,584,240       $4,542,304       $   667,244
                                                 =========        =========        ==========

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties; SIC is not affiliated with the Advisor or its affiliates but affiliates of the Advisor were also partners in such partnerships. The loans are secured by the 163,517 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans bear interest at 7.613% and mature on December 9, 2015 or earlier if the underlying shopping centers are sold. Interest and principal on the OP Unit Loans are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of December 31, 1999 and 1998, the balances of these OP Unit Loans totaled $2,077,886 and $2,081,015, respectively, and are shown as loans receivable from affiliates on the consolidated balance sheets.

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

The expenses incurred by Insured I to related parties for the nine months ended September 30, 1997 were as follows:

                                                                                Nine Months
                                                                                   Ended
                                                                                September 30,
                                                                                    1997
                                                                                -------------
Expense reimbursement                                                            $  79,935
Property management fees                                                           309,632
Leasing commissions and costs                                                       99,042
                                                                                  --------

                                                                                  $488,609
                                                                                  ========

The distributions earned by the general partners of Insured I for the nine months ended September 30, 1997 were as follows:

                                                                                Nine Months
                                                                                   Ended
                                                                                September 30,
                                                                                   1997
                                                                                -------------
Special Distributions                                                             $326,454
Regular Distributions of Adjusted Cash
  from Operations                                                                   27,273
                                                                                  --------
                                                                                  $353,727
                                                                                  ========

NOTE 9 - Earnings Per Share, Profit and Loss Allocations and Distributions

AEGIS REALTY, INC. (AFTER THE CONSOLIDATION)
Basic net income per share in the amount of $.72, $.83 and $.18 for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods ($5,823,081, $6,646,633 and $1,420,370, respec-

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tively), divided by the weighted average number of shares outstanding for the periods (8,046,574, 8,049,987 and 8,050,727, respectively).

Diluted net income per share in the amount of $.72, $.82 and $.18 for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,046,574, 8,075,390 and 8,050,727, respectively). The weighted average number of diluted shares outstanding for the year ended December 31, 1998 reflects the weighted average impact of an additional 148,984 OP Units which would have to be issued to the sellers of three Retail Properties on the Post-Closing Adjustment Date based on the closing price per share on December 31, 1998 (see Note 3). For purposes of this calculation, the additional OP Units were assumed to be immediately converted to shares of Common Stock.

The stock options issued during 1999 (see Note 11) did not have a dilutive effect under the treasury stock method, because the average market price of the Company's Common Stock during the period from issuance to December 31, 1999 did not exceed the exercise price of the options.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at December 31, 1999, 1998 and 1997 into an additional 777,213, 517,625 and 46,836 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

Net income per unit information for the period before the Consolidation is not presented because it is not indicative of the Company's continuing capital structure.

INSURED I (PRIOR TO THE CONSOLIDATION)
For financial reporting purposes, net profits or losses, after the Special Distributions to the general partners, were allocated 99% to the limited partners and 1% to the general partners.

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

NOTE 10 - Leases

Future minimum base rentals due from tenants under non-cancelable operating leases as of December 31, 1999 are as follows:

Year Ending December 31       Amount
-----------------------     ----------
2000                     $  17,582,000
2001                        16,079,000
2002                        13,908,000
2003                        12,103,000
2004                        10,642,000
Thereafter                  40,957,000
                          ------------

Total                     $111,271,000
                          ============


Certain leases require the lessees to reimburse the Company for real estate taxes, insurance costs and certain other reimbursable expenses.

All 28 Retail Properties have tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of its sales over a specified threshold amount as called for in the lease. Percentage rent received during the years ended December 31, 1999, 1998 and 1997 was approximately $183,000, $132,000 and $121,000, respectively.

NOTE 11 - Common Stock

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its affiliates and their respective employees and officers with the interests of the stockholders by providing the Advisor and its affiliates with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of Common Stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of Common Stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of Common Stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997 (805,073 shares).

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All options granted will have an exercise price equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. The Company's distributions per share of Common Stock for the years ended December 31, 1999 and 1997 did not exceed $.9869 per share. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of December 31, 1998 are equal to 241,346 shares.

On August 6, 1999, options to purchase 30,000 shares of Common Stock were granted to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company. The exercise price of these options is $9.50 per share. The term of each option is ten years. The options will vest in equal installments on August 6, 2000, 2001 and 2002. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its stock options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The compensation cost will be amortized over the vesting period of the options. The 30,000 options granted on August 6, 1999 had an estimated fair value at that date of $0.59 per option grant, or a total of $17,607. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 8%, expected volatility of 18%, risk-free interest rate of 6% and expected lives of ten years. None of the options granted during 1999 were exercised or expired.

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. As of December 31, 1999 and 1998, 1,216 and 216 shares, respectively, having an aggregate value of $12,500 and $2,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services.

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of both December 31, 1999 and 1998, the Company had acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

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

The Company was created as part of the settlement in 1997 of class action litigation against, among others, the sponsors of the Partnerships which were consolidated to form the Company. As part of that settlement, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares would have been based upon a percentage of the increase in value of the Company, ("the Added Value") if any, as of October 10, 1998 based upon the difference between
(i) the trading prices of the Company's shares of Common Stock during the six month period ended October 10, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. As of October 10, 1998, there was no Added Value and therefore, Class Counsel did not file a petition for Counsel's Fee Shares.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Selected Quarterly Financial Data (unaudited)

                                                                    1999 Quarter Ended
                                            ----------------------------------------------------------------
                                               March 31            June 30      September 30     December 31
                                            --------------    ----------------- ------------     -----------
Revenues:

  Rental income                              $5,018,188        $4,916,201       $4,998,061        $4,747,666
  Tenant reimbursements                       1,178,675         1,178,670        1,091,893         1,232,837
  Income from equity investments                 85,501            85,937           68,014            51,630
  Interest income                               115,177           124,878          126,412           115,975
  Other                                          32,882            25,519           35,970           124,415
                                            -----------       -----------      -----------        ----------

  Total revenues                              6,430,423         6,331,205        6,320,350         6,272,523
                                            -----------       -----------      -----------        ----------

Expenses:

  Repairs and maintenance                       411,241           365,487          560,325           573,141
  Operating                                     660,629           699,159          639,373           651,418
  Real estate taxes                             624,396           667,561          581,209           562,881
  Interest                                    1,105,280         1,107,410        1,127,521         1,149,345
  General and administrative                    455,794           531,163          510,424           500,671
  Depreciation and amortization               1,289,742         1,204,899        1,191,916         1,211,254
  Other                                         369,319           198,187          160,981            23,111
                                            -----------       -----------      -----------        ----------

  Total expenses                              4,916,401         4,773,866        4,771,749         4,671,821
                                            -----------       -----------      -----------        ----------

Income before minority interest               1,514,022         1,557,339        1,548,601         1,600,702

Minority interest in income of the
  Operating Partnership                         (91,522)          (95,915)         (98,454)         (111,692)
                                            -----------       -----------      -----------        ----------

Net income                                   $1,422,500        $1,461,424       $1,450,147        $1,489,010
                                              =========         =========        =========         =========

Net income per share:

  Basic                                      $      .18        $      .18       $      .18        $      .19
                                              =========         =========        =========         =========

  Diluted                                    $      .17        $      .18       $      .18        $      .19
                                              =========         =========        =========         =========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    1999 Quarter Ended
                                            ----------------------------------------------------------------
                                               March 31            June 30      September 30     December 31
                                            --------------    ----------------- ------------     -----------
Revenues:

  Rental income                              $2,723,985        $2,933,050       $3,520,886        $4,225,061
  Tenant reimbursements                         534,178         1,027,607        1,003,172         1,349,699
  Income from equity investments                142,121            81,467           84,249           115,787
  Interest income                               704,121           663,096          189,795            92,059
  Other                                          32,702            15,765           24,318            41,685
                                              ---------         ---------        ---------         ---------

  Total revenues                              4,137,107         4,720,985        4,822,420         5,824,291
                                              ---------         ---------        ---------         ---------

Expenses:

  Repairs and maintenance                       273,858           236,934          499,963           492,991
  Operating                                     323,735           439,746          414,070           609,068
  Real estate taxes                             371,607           414,866          449,469           488,482
  Interest                                      365,560           470,691          366,521           729,102
  General and administrative                    345,498           487,780          483,247           503,031
  Depreciation and amortization                 759,772           892,386          997,784         1,199,248
  Other                                         188,398           240,778          103,846           396,085
                                              ---------         ---------        ---------         ---------

  Total expenses                              2,628,428         3,183,181        3,314,900         4,418,007
                                              ---------         ---------        ---------         ---------

Income before gain on sale of investment      1,508,679         1,537,804        1,507,520         1,406,284

Gain on sale of investment in partnership       779,893                 0                0                 0
                                              ---------         ---------        ---------         ---------

Income before minority interest               2,288,572         1,537,804        1,507,520         1,406,284

Minority interest in income of the
  Operating Partnership                         (13,130)          (14,877)         (26,049)          (39,491)
                                              ---------         ---------        ---------         ---------

Net income                                   $2,275,442        $1,522,927       $1,481,471        $1,366,793
                                              =========         =========        =========         =========

Net income per share (basic and diluted)     $     0.28        $     0.19       $     0.18        $     0.17
                                              =========         =========        =========         =========

The results for the quarter ended March 31, 1998 reflect the gain of $779,893 recognized upon the sale of the Dominion investment (see Note 5).

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. On May 28, 1999 management received notification form GAEPD that the site is now listed on the GAEPD Hazardous Site Inventory ("HSI") due, in part, to the presence of detectable levels of certain hazardous materials at slightly higher than maximum allowable levels. Management has recently undertaken a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI. The re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation and a formal report has been submitted to GAEPD to indicate such and to qualify the property for de-listing. Management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy. Management, at this time, is unable to predict further requirements.

NOTE 14 - Subsequent Events

On February 15, 2000, 1,160 shares of Common Stock, having an aggregate value of $10,000 based on the closing price per share on February 14, 2000, were issued to each independent director as compensation for their services for the year ended December 31, 1999.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                      Sequential
                                                                                          Page
                                                                                      ----------
(a) 1.   FINANCIAL STATEMENTS

         Independent Auditors' Report                                                      22

         Consolidated Balance Sheets as of December 31, 1999 and 1998                      23

         Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997                                                  24

         Consolidated  Statements of Changes in Shareholders'
         Equity/Partners'  Capital  (Deficit) for the years ended
         December 31, 1999, 1998 and 1997                                                  25

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                                  26

         Notes to Consolidated Financial Statements                                        28

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation  and  Qualifying  Accounts for the three
         years ended  December 31, 1999                                                    48

         Schedule III - Real Estate and Accumulated  Depreciation and
         Notes to Schedule at December 31, 1999                                            49

         Schedule IV - Mortgage Loans on Real Estate at
         December 31, 1999                                                                 51

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

(10O)    Advisory Agreement dated as of October 1, 1997, between the Company,
         Aegis Realty Operating Partnership, LP (the "OP") and Related Aegis LP
         (the "Advisor") (incorporated by reference to the Company's



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                      Sequential
                                                                                          Page
                                                                                      ----------
         Current Report on Form 8-K, filed with the Commission on March 19,
         1998)

(10P) Agreement and Plan of Consolidation dated as of October 1, 1997, by and among the Company, the OP, Aegis Realty Holding Partnership, LP ("Aegis
         Holding"), AOP Merger Sub I, Inc. ("AOP Sub I"), AOP Merger Sub II,
         Inc. ("AOP Sub II"), Summit Insured Equity L.P. ("Insured I"), Summit
         Insured Equity II L.P. ("Insured II"), Summit Preferred Equity L.P.
         ("Summit Preferred"), Eagle Insured L.P. ("Eagle"), the Advisor,
         Related Insured Equity Associates, Inc. ("Related GP I"), RIDC II, L.P.
         ("Related GP II"), Related Equity Funding, Inc. ("Related GP III"),
         Partnership Monitoring Corporation ("PMC"), Related Federal Insured,
         L.P. ("Related GP IV"), Related Insured BUC$ Associates, Inc., as assignor limited partner of Insured I and Insured II ("Assignor LP
         I/II"), Related BUC$ Associates, Inc. ("Assignor LP III") and Related
         FI BUC$, Inc. ("Assignor LP IV") (incorporated by reference to the
         Company's Current Report on Form 8-K, filed with the Commission on
         March 19, 1998)

(10Q)    Incentive Share Option Plan (incorporated by reference to the Company's
         Current Report on Form 8-K, filed with the Commission on March 19,
         1998)

(10R) Omnibus Assignment Agreement dated as of October 1, 1997, by and among the Company, the OP, Aegis Holding, AOP Sub I, AOP Sub II, Insured I,
         Insured II, Summit Preferred, Eagle, the Advisor, Related GP I, Related
         GP II, Related GP III, PMC, Assignor LP I/II, Assignor LP III and
         Assignor LP IV (incorporated by reference to the Company's Current
         Report on Form 8-K, filed with the Commission on March 19, 1998)

(10S) Revolving Credit Agreement dated as of December 29, 1997 by and between the OP, as borrower and BankBoston, N.A. for itself and as Agent
         (incorporated by reference to the Company's Current Reports on Form
         8-K, filed with the Commission on January 9, 1998)

(10T) Management Agreement between the Company, Insured I, Insured II, the OP and the Property Manager dated October 1, 1997 (incorporated by reference to Exhibit 10Z in the Company's Annual Report on Form 10-K for the period ended December 31, 1997)

21       List of Subsidiaries (filed herewith)                                            52

27       Financial Data Schedule (filed herewith)                                         53

(b)      REPORTS ON FORM 8-K

         Current report on Form 8-K relating to the resignation of J. Michael
         Fried as Chairman of the Board of Directors and Chief Executive Officer and Stuart J. Boesky as Chief Operating Officer and the unanimous appointment of Stuart J. Boesky as Chairman of the Board of Directors and Chief Executive Officer and Michael J. Brenner as a Director was dated December 16, 1999 and was filed on January 5, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                    (Company)



Date:  March 29, 2000                 By:  /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Director, Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         SIGNATURE                          TITLE                            DATE
         ---------                          -----                            ----
/s/ Stuart J. Boesky         Director, Chairman of the Board,
--------------------         President and Chief Executive Officer     March 29, 2000
Stuart J. Boesky


/s/ Michael J. Brenner
----------------------
Michael J. Brenner           Director                                  March 29, 2000


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes               Director and Senior Vice President        March 29, 2000


/s/Peter T. Allen
-----------------
Peter T. Allen               Director                                  March 29, 2000


/s/ Arthur P. Fisch
-------------------
Arthur P. Fisch              Director                                  March 29, 2000


/s/ John B. Roche            Senior Vice President and
-----------------            Chief Financial Officer                   March 29, 2000
John B. Roche


/s/ Richard A. Palermo       Vice President, Treasurer, Controller
----------------------       and Chief Accounting Officer              March 29, 2000
Richard A. Palermo

                       AEGIS REALTY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Balance at     Additions
 Year Ended                                          Beginning        During      Deduction-     Balance at
December 31                 Name                     of Period*        Year*      Write-offs*   End of Period
-----------    --------------------------------    -------------   -----------  ------------   -------------
     1999      Allowance for Doubtful Accounts         $383,000      $384,000      $(424,000)     $343,000
     1998      Allowance for Doubtful Accounts         $304,000      $428,000      $(349,000)     $383,000
     1997      Allowance for Doubtful Accounts         $303,000      $ 70,000      $ (69,000)     $304,000

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

                               AEGIS REALTY, INC.
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                        Cost Capitalized
                                                                          Subsequent to
                                      Initial Cost to Partnership (F)      Acquisition            Purchase Price Adjustments (E)
                                      -------------------------------     -------------         ---------------------------------
                             Encum-                     Buildings and                                              Buildings and
                            brances         Land        Improvements      Improvements               Land           Improvements
                           ---------  ----------------  -------------     ------------          ---------------    --------------
Shopping Centers:
Cactus Village             $       0     $ 2,093,532     $ 4,631,948        $  33,517              $  (42,583)       $  (94,681)
  Glendale, AZ
Hickory Plaza                      0       1,288,328       3,931,633           18,291                  (3,750)           69,166
  Nashville, TN
Highland Fair                    (I)       1,288,328       5,059,079          138,661                 (21,891)          (76,137)
  Gresham, OR
Pablo Plaza                      (H)       2,147,213       5,922,120          508,141                  (7,866)          219,775
  Jacksonville, FL
Southhaven                         0       1,288,328       4,793,938           31,050                       0             7,965
  Southhaven, MS
Town West                        (H)       1,932,491       3,303,752           20,814                       0             8,104
  Indianapolis, IN
Westbird                         (H)       1,566,070       5,475,510          660,577                   2,474           176,774
  Miami, FL
Winery Square                    (H)       4,320,555       8,916,731          157,429                (227,319)         (442,051)
  Fairfield, CA
Mountain View                      0       2,675,960       8,661,498           88,972                (143,357)         (500,582)
  Village
  Shellville, GA
Forest Park Square               (I)       1,532,064       7,822,819           10,000                 (19,024)          (81,321)
  Cincinnati, OH
Kokomo Plaza                     (H)         695,912       6,643,748           31,557                  (8,784)          (75,074)
  Kokomo, IN
Rolling Hills Square             (H)       2,624,639       2,516,365               (7)                331,033            46,877
  Tucson, AZ
Mountain Park Plaza                0       1,566,015       3,791,633                0                       0                 0
  Atlanta, GA
Applewood Centre                 (H)       1,795,469       4,574,757                0                       0                 0
  Omaha, NE
Birdneck Center                    0         469,227       2,837,048                0                       0            25,284
  Virginia Beach, VA
The Market Place                   0         810,910       4,875,966                0                       0             2,800
  Newton, NC
Barclay Place              2,547,557         573,079       3,452,804           28,402                       0           125,206
  Lakeland, FL
The Village At             3,902,472         940,193       5,629,239                0                       0                 0
  Waterford
  Midlothian, VA
Governor's Square                (H)       1,220,408       7,296,172           14,401                       0            42,698
  Montgomery, AL
Marion City                        0         765,950       4,619,926                0                       0             7,000
  Square
  Marion, NC
Dunlop Village                   (H)         751,518       4,505,067                0                       0            11,500
  Colonial Heights,
  VA

                                                                                                                       Life on
                                                                                                                        which
                                   Gross Amount at which                                                             Depreciation
                              Carried At Close of Period (D)                                                           in Latest
                          -----------------------------------------                                                     Income
                                         Buildings and                    Accumulated      Year of          Date      Statement
                             Land         Improvements         Total      Depreciation   Construction     Acquired   is Computed
                          -----------    --------------     -----------   ------------   ------------    ----------  ------------
Shopping Centers:
Cactus Village            $ 2,050,949     $ 4,570,784       $ 6,621,733    $ 1,451,986       1986         July 1987      40 years
  Glendale, AZ
Hickory Plaza               1,284,578       4,019,090         5,303,668      1,254,869       1974 (A)     Apr. 1987      40 years
  Nashville, TN
Highland Fair               1,266,437       5,121,603         6,388,040      1,566,173       1986         July 1987      40 years
  Gresham, OR
Pablo Plaza                 2,139,347       6,650,036         8,789,383      1,931,358       1972 (B)     Feb. 1987      40 years
  Jacksonville, FL
Southhaven                  1,288,328       4,832,953         6,121,281      1,524,509       1984 (C)     Feb. 1987      40 years
  Southhaven, MS
Town West                   1,932,491       3,332,670         5,265,161      1,070,615       1985         May 1987       40 years
  Indianapolis, IN
Westbird                    1,568,544       6,312,861         7,881,405      1,942,457       1977         Dec. 1986      40 years
  Miami, FL
Winery Square               4,093,236       8,632,109        12,725,345      2,655,886       1987         Dec. 1987      40 years
  Fairfield, CA
Mountain View               2,532,603       8,249,888        10,782,491      2,327,305       1987         July 1988      40 years
  Village
  Shellville, GA
Forest Park Square          1,513,040       7,751,498         9,264,538      2,099,176       1988         May 1989       40 years
  Cincinnati, OH
Kokomo Plaza                  687,128       6,600,231         7,287,359      1,779,070       1988         May 1989       40 years
  Kokomo, IN
Rolling Hills Square        2,955,672       2,563,235         5,518,907        260,524       1980         Oct. 1997      30.5 years
  Tucson, AZ
Mountain Park Plaza         1,566,015       3,791,633         5,357,648        273,400       1988         Oct. 1997      31.2 years
  Atlanta, GA
Applewood Centre            1,795,469       4,574,757         6,370,226        324,396       1989         Oct. 1997      33.1 years
  Omaha, NE
Birdneck Center               469,227       2,862,332         3,331,559        191,568       1987 (G)     Dec. 1997      40 years
  Virginia Beach, VA
The Market Place              810,910       4,878,766         5,689,676        196,093       1989         Dec. 1997      40 years
  Newton, NC
Barclay Place                 573,079       3,606,412         4,179,491        164,328       1974 (J)     Mar. 1998      40 years
  Lakeland, FL
The Village At                940,193       5,629,239         6,569,432        245,872       1991         Apr. 1998      40 years
  Waterford
  Midlothian, VA
Governor's Square           1,220,408       7,353,271         8,573,679        294,159       1960 (K)     May 1998       40 years
  Montgomery, AL
Marion City                   765,950       4,626,926         5,392,876        182,666       1988         June 1998      40 years
  Square
  Marion, NC
Dunlop Village                751,518       4,516,567         5,268,085        151,571       1986         Sep. 1998      40 years
  Colonial Heights,
  VA




                                                                            Cost Capitalized
                                                                             Subsequent to
                                      Initial Cost to Partnership (F)         Acquisition        Purchase Price Adjustments (E)
                                      ----------------------------------      ------------     ---------------------------------
                             Encum-                       Buildings and                                           Buildings and
                            brances         Land          Improvements        Improvements           Land          Improvements
                           ---------  ----------------  ----------------      ------------     ---------------    --------------
Shopping Centers:
Centre Stage                     (H)       1,052,698           6,305,930                0               0              336,999
  Springfield, TN
White Oaks Plaza                   0       1,237,309           7,443,249                0               0                    0
  Spindale, NC
Cape Henry                       (H)         587,486           3,548,028                0               0               26,223
  Virginia Beach,
  VA
Emporia West                     (H)         435,001           2,670,717                0               0                    0
  Emporia, KS
Oxford Mall                6,350,323       1,289,377           7,740,512                0               0                3,448
  Oxford, MS
Southgate                 10,776,168       2,269,668          13,384,681                0               0               29,638
  Heath, OH
Crossroads East                  (H)         721,798           4,273,252                0               0                    0
  Columbus, OH
                           ---------       ---------           ---------         --------         -------            ---------

                         $59,120,698     $39,939,526        $154,628,122       $1,741,805       $(141,067)           $(130,389)
                          ==========      ==========         ===========        =========        ========             ========

                                                                                                                        Life on
                                                                                                                          which
                                   Gross Amount at which                                                              Depreciation
                              Carried At Close of Period (D)                                                            in Latest
                           -----------------------------------------                                                     Income
                                          Buildings and                    Accumulated      Year of         Date        Statement
                             Land         Improvements          Total      Depreciation   Construction    Acquired     is Computed
                         -----------      ------------      ------------   ------------   ------------    --------     -----------
Shopping Centers:
Centre Stage                1,052,698       6,642,929         7,695,627        216,013       1989         Sep. 1998      40 years
  Springfield, TN
White Oaks Plaza            1,237,309       7,443,249         8,680,558        247,881       1988         Sep. 1998      40 years
  Spindale, NC
Cape Henry                    587,486       3,574,251         4,161,737        117,853       1986         Sep. 1998      40 years
  Virginia Beach,
  VA
Emporia West                  435,001       2,670,717         3,105,718         77,936       1980         Nov. 1998      40 years
  Emporia, KS
Oxford Mall                 1,289,377       7,743,960         9,033,337        225,317       1982         Nov. 1998      40 years
  Oxford, MS
Southgate                   2,269,668      13,414,319        15,683,987        364,411       1962 (L)     Dec. 1998      40 years
  Heath, OH
Crossroads East               721,798       4,273,252         4,995,050        115,641       1984 (M)     Dec. 1998      40 years
  Columbus, OH
                            ---------      ----------        ----------      ---------

                          $39,798,459    $156,239,538      $196,037,997    $23,253,033
                           ==========     ===========       ===========     ==========

(A) Renovated and expanded in 1985. (B) Expanded and remodeled from 1983 through 1985.
(C)  Expanded in 1986.
(D)  Aggregate cost for federal income tax purposes is $175,633,959.
(E) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Company.
(F)  Included in buildings and improvements are acquisition fees.
(G)  Expanded in 1997.
(H) This shopping center is part of a pool of assets collateralizing the Credit Facility which has an outstanding balance of $30,818,000 at December 31, 1999.
(I) Highland Fair and Forest Park Square collateralize a loan with an outstanding balance of $4,726,178 at December 31, 1999.
(J)  Renovated and expanded in 1988.
(K)  Developed and renovated in four phases from 1960 through 1990.
(L)  Renovated in 1984 and from 1996 through 1997.
(M)  Renovated from 1996 through 1997.

Reconciliation of Real Estate Owned:

                                                                   1999               1998               1997
                                                              ------------       ------------       ------------
         Balance at beginning of period:                      $194,144,910       $111,042,804      $  85,512,224
            Acquisitions                                           714,293         82,423,329         25,769,503
            Improvements                                         1,753,345            703,687             36,282
            Write-off of improvements                             (574,551)           (24,910)          (275,205)
                                                              ------------       ------------       ------------
         Balance at close of period:                          $196,037,997       $194,144,910       $111,042,804
                                                               ===========        ===========        ===========

         Reconciliation of Accumulated Depreciation:
                                                                   1999               1998               1997
                                                              ------------       ------------       ------------
         Balance at beginning of period:                      $ 19,268,330       $ 16,404,617       $ 14,841,244
            Depreciation Expense                                 4,114,002          2,880,114          1,835,782
            Write-off of accumulated depreciation
              on improvements                                     (129,299)           (16,401)          (272,409)
                                                              ------------       ------------       ------------
         Balance at close of period:                          $ 23,253,033       $ 19,268,330       $ 16,404,617
                                                               ===========        ===========        ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                                December 31, 1999

                                                                                  Original         Carrying
                                                  Final     Periodic             Face Amount        Amount
                        Interest   Closing      Maturity     Payment    Prior    of Mortgage      of Mortgage
Description (1)         Rate (2)     Date      Date (3)(5)  Terms (4)   Liens       Loan         Loan (6)(7)(8)
---------------         --------   --------    -----------  ---------   -----   -------------    --------------
First Mortgage Loan:
Woodgate Manor (9)       8.95%      12/12/88      1/1/24    Monthly     None      $3,110,300      $3,220,191

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

                                                              1999          1998
                                                          -----------   -----------
Beginning balance                                         $ 3,267,037   $30,980,995
Amortization of purchase accounting premiums                  (14,430)      (66,805)
Collections of principal                                      (32,416)     (105,124)
Repayment of the Cross Creek Mortgage Loan (10)                     0   (19,042,376)
Carrying amount of the Cross Creek Mortgage Loan
  in excess of the repayment (10)                                   0       (72,967)
Repayment of the Weatherly Walk Mortgage Loan (11)                  0    (8,380,752)
Carrying amount of the Weatherly Walk Mortgage Loan
  in excess of the repayment (11)                                   0       (45,934)
                                                           ----------    ----------
Ending Balance                                            $ 3,220,191   $ 3,267,037
                                                           ==========    ==========

(7) The aggregate cost of the mortgage loan for Federal income tax purposes at December 31, 1999 is $2,873,868. The difference in aggregate cost is due to the purchase accounting premium recorded for financial statement purposes.
(8)  The mortgage loan is current with respect to principal and interest.
(9) The general partnership interest of the mortgagor is held by an affiliate of the Advisor.
(10) On June 24, 1998, Cross Creek Apartments was sold and the related Mortgage Loan was repaid in full (see Note 6 to the financial statements in "Item 8. Financial Statements and Supplementary Data")
(11) On August 26, 1998, FAI, Ltd., the limited partnership which owns Weatherly Walk Apartments, completed a refinancing with an unaffiliated third party and the related Mortgage Loan was repaid (see Note 6 to the financial statements in "Item 8. Financial Statements and Supplementary Data")