Form 10-K/A
period 1999-12-31
AEGIS REALTY INC
filed 2000-04-28
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
                               ------------------
             (Exact name of Registrant as specified in its Charter)

            Maryland                                  13-3916825
-------------------------------                       -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                   10022
--------------------------------------                   ------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (212) 421-5333

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                     Common Stock, par value $.01 per share
               --------------------------------------------------
                              (Title of each class)

                             American Stock Exchange
               --------------------------------------------------

                   (Name of each exchange on which registered)


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A of any amendment to this Form 10-K/A. [X]

         The approximate aggregate market value of the voting and non-voting common equity held by non- affiliates of the Registrant as of March 9, 2000 was $66,550,376, based on a price of $8 7/16 per share, the closing sales price for the Registrant's Common Stock on the American Stock Exchange on that date.

         As of March 9, 2000, there were 8,049,179 outstanding shares of the Registrant's Common Stock.

948812.2

PURPOSE OF AMENDMENT

         The registrant has determined to furnish the information required in
Part III of its Annual Report on Form 10-K for the fiscal year 1999 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The Registrant hereby amends Part III of the Annual Report as follows to include the information required by Part III.


                                    PART III

Item 10.      Directors and Executive Officers of the Company.

Directors and Officers

         The Board of Directors directs the management of the business and affairs of the Company but retains the Advisor to manage the Company's day-to-day affairs. The Board of Directors delegates to the Advisor responsibilities with respect to, among other things, overseeing the portfolio of the Company's assets and the acquisition or disposition of investments. On December 16, 1999 J. Michael Fried resigned his position as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Boesky replaced Mr. Fried as Chairman and Chief Executive Officer and Mr. Brenner filled the vacancy that Mr. Fried left on the Board. During 1999, the Board of Directors held four meetings, the audit committee held a total of three meetings and the compensation committee held one meeting. The average attendance in the aggregate of the total number of Board and committee meetings was 96%.

         The Directors and Executive Officers of the Company are as follows:

                                                                                   Year First
                                                                                     Became
                                                                                    Director/        Term
         Name          Age                          Offices Held                     Officer       Expires
         ----          ----                         ------------                     -------       -------
Stuart J. Boesky        43    Chairman, President and Chief Executive Officer         1997           2000
Peter T. Allen          54    Director                                                1997           2001
Arthur P. Fisch         58    Director                                                1997           2001
Michael J. Brenner      54    Director                                                1999           2000
Alan P. Hirmes          45    Director, Senior Vice President and Assistant           1997           2002
                              Secretary
Bruce H. Brown          46    Senior Vice President                                   1997           ---
Mark J. Schlacter       49    Senior Vice President                                   1997           ---
John B. Roche(1)        42    Senior Vice President and Chief Financial Officer       1998           ---
Denise L. Kiley         40    Vice President                                          1997           ---
Marc D. Schnitzer       39    Vice President                                          1997           ---
Jeffrey S. Suchman      37    Vice President                                          1999           ---

--------
1 Mr. Roche has resigned, effective May 15, 2000. Mr. Hirmes has been appointed interim Chief Financial Officer. The Company is in the process of hiring a new Chief Financial Officer.

948812.2
                                        1

Richard Palermo          39       Vice President, Treasurer, Controller and Chief    1997           ---
                                  Accounting Officer

Teresa Wicelinski        34       Secretary                                          1998           ---

                               - - - - - - - - - -

STUART J. BOESKY is Chairman, President and Chief Executive Officer of the Company and is President, Director and Chief Executive Officer of the sole general partner of the Advisor. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related Capital Company Related, the real estate finance affiliate of The Related Companies, L.P. ("TRCLP"). From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky is the sole shareholder of one of the general partners of Related. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky is a member of the Audit Committee. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("CharterMac") and of American Mortgage Acceptance Company ("AMAC"), which companies are also advised by affiliates of Related.

PETER T. ALLEN is President of Peter Allen & Associates, Inc., a real estate development and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen has been an Independent Director since 1997 and is a member of the Audit and Compensation Committees. Mr. Allen also serves on the Board of Trustees of CharterMac and of AMAC.

ARTHUR P. FISCH is an attorney in private practice specializing in real property and securities law since October 1987, with Arthur P. Fisch, P.C. and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of residential real estate. Mr. Fisch received a B.B.A. from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania. Mr. Fisch has been an Independent Director since 1997 and is a member of the Audit and Compensation Committees. Mr. Fisch also serves on the Board of Trustees of CharterMac and AMAC.

MICHAEL J. BRENNER is a Director of the Company, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of CharterMac.

ALAN P. HIRMES is a Director, Senior Vice President and Assistant Secretary of the Company and is a Director and Senior Vice President of the sole general partner of the Advisor. Mr. Hirmes is also the sole shareholder of one of the general partners of Related and is a Senior Managing Director of Related, where he is responsible for overseeing the finance and accounting departments, asset and portfolio management, and the joint venture development program. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac.


948812.2
                                        2

BRUCE H. BROWN is a Senior Vice President of the Company and is a Senior Vice President of the sole general partner of the Advisor and Related and is a director of Related's Portfolio Management Group. He is responsible for overseeing the administration of the firm's public registered debt and equity affiliates encompassing the monitoring of the performance of each entity and each investment. He is also responsible for Related's loan servicing activities with respect to the firm's $600 million portfolio of tax exempt first mortgage bonds and FNMA/GNMA insured and co-insured loan portfolio. Prior to joining Related in 1987, Mr. Brown was a real estate lending officer at the United States Trust Company of New York and previously held management positions in the hotel and resort industry with Helmsley-Spear and Westin Hotels. Mr. Brown graduated from Colgate University with a Bachelor of Arts degree.

MARK J. SCHLACTER is a Senior Vice President of the Company and is a Senior Vice President of the sole general partner of the Advisor. Mr. Schlacter is a Vice President of taxable mortgage acquisitions of Related, and has been with Related since June 1989. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering retail and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, property acquisition and financing, and mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

JOHN B. ROCHE is a Senior Vice President and Chief Financial Officer of the Company and a Senior Vice President and Chief Financial Officer of the general partner of the Advisor. Mr. Roche is also a Senior Vice President of Related. Prior to joining the Company, he was the Vice President and Chief Financial Officer of Emmes Asset Management Company, a real estate and financial services firm. From 1991 through 1996, he was the Vice President of Finance of the Robert Martin Company, a developer, owner and operator in Westchester County, New York. He spent six years in Public Accounting with the firms of Peat Marwick & Mitchell and later, Kenneth Leventhal & Co. He has been a Certified Public Accountant in New York since 1986. Mr. Roche holds a Masters in Business Administration from the Columbia Business School and a Bachelor of Arts in Accounting from Queens College.

DENISE L. KILEY is a Vice President of the Company and is a Vice President of the sole general partner of the Advisor and is also a Managing Director of Related, responsible for overseeing the investment underwriting and approval of all real estate properties invested in Related sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARC D. SCHNITZER is a Vice President of the Company and is a Vice President of the sole general partner of the Advisor. Mr. Schnitzer is a Managing Director of Related and Director of Related's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987, and joined Related in January, 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research Department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

JEFFREY S. SUCHMAN is a Vice President of the Company where he is responsible for the financial evaluation and the initial due diligence of potential shopping center acquisitions. Mr. Suchman joined Related in February of 1998. Prior to joining Related, Mr. Suchman was the President of The Suchman Group from 1995 - 1998. From 1987-1995, Mr. Suchman held positions with the Macklowe Organization as a Vice President and Rockrose Development Corp., as an Assistant Vice President, participating in acquisitions and asset management and from 1985-1987 was employed by Helmsley-Spear, Inc., involved in commercial leasing and sales. Mr. Suchman received a Bachelor of Arts degree in psychology from New York University and a Master of Business Administration from Fordham University. Mr. Suchman is currently a member of the International Council of Shopping Centers.

948812.2
                                        3

RICHARD A. PALERMO is a Vice President, the Treasurer, the Controller and Chief Accounting Officer of the Company and is a Vice President, the Treasurer, the Controller and Chief Accounting Officer of the sole general partner of the Advisor. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

TERESA WICELINSKI is the Secretary of the Company and is the Secretary of the sole general partner of the Advisor. Ms. Wicelinski joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The Advisor

         The directors and executive officers of Related Aegis, Inc. ("Related Aegis"), the sole general partner of the Advisor, are set forth below. These officers of the general partner of the Advisor may also provide services to the Company on behalf of the Advisor.


                                                                                     Year First Became
         Name           Age                          Offices Held                     Director/Officer
         ----           ----                         ------------                     ----------------
Stuart J. Boesky         43    Chairman, President and Chief Executive Officer              1997
Alan P. Hirmes           45    Director and Senior Vice President                           1997
Stephen M. Ross          59    Director                                                     1997
Bruce H. Brown           46    Senior Vice President                                        1997
Mark J. Schlacter        49    Senior Vice President                                        1997
John B. Roche(2)         42    Senior Vice President and Chief Financial Officer            1998
Denise L. Kiley          40    Vice President                                               1997
Marc D. Schnitzer        39    Vice President                                               1997
Richard Palermo          39    Vice President, Treasurer, Controller and Chief              1997
                               Accounting Officer
Teresa Wicelinski        34    Secretary                                                    1998

                               - - - - - - - - - -

         Biographical information with respect to Messrs. Fried, Boesky, Hirmes, Brown, Schlacter, Roche, Schnitzer and Palermo and Ms. Kiley and Wicelinski is set forth above.

STEPHEN M. ROSS is a Director of the Advisor. Mr. Ross is also
President, Director and shareholder of The Related Realty Group, Inc., the general partner of TRCLP. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York

--------
2 Mr. Roche has resigned, effective May 15, 2000. Mr. Hirmes has been appointed interim Chief Financial Officer. The Company is in the process of hiring a new Chief Financial Officer.

948812.2
                                        4

University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of TRCLP in 1972 to develop, manage, finance and acquire real estate.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). These persons are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 1999, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.      Executive Compensation.

         The Company has ten executive officers and five Directors (two of whom are Independent Directors). The Company does not pay or accrue any fees, salaries or other forms of compensation to its officers or Directors, other than Independent Directors and options received under the Incentive Stock Option Plan. Commencing in the calendar year 2000, Independent Directors will receive compensation for serving as Directors at the rate of $17,500 per year payable $7,500 in cash (or at such Director's option, shares of Common Stock) and shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the Board of Directors. Prior to 2000, Independent Directors received $15,000 per year in aggregate compensation in addition to an expense reimbursement for attending meetings of the Board of Directors.

         The Advisor, at its expense, provides all personnel necessary to conduct the Company's regular business. The Advisor receives various fees for advisory and other services performed under the Advisory Agreement, as further described in the "Certain Relationships and Related Transactions" section of this Annual Report. An affiliate of the Advisor pays all salaries, bonuses and other compensation (other than options received under the Incentive Stock Option
Plan) to the officers of the Company and the general partner of the Advisor. Certain directors and officers of the sole general partner of the Advisor and certain officers of the Company receive compensation from the Advisor and its affiliates for services performed for various affiliated entities, which may include services performed for the Company. Such compensation may be based in part on the performance of the Company; however, the Advisor believes that any compensation attributable to services performed for the Company is immaterial.

Compensation Committee

         The Board of Directors has a standing Compensation Committee. The Compensation Committee's duties include the determination of compensation of the Company's executive officers and the administration of the Company's Incentive Stock Option Plan. The Compensation Committee is comprised of Messrs. Allen and Fisch and held one meeting during the Company's fiscal year ended December 31, 1999. The Compensation Committee must have at least two members, each of which must be Independent Directors.

Incentive Stock Option Plan

         The Company has adopted the Incentive Stock Option Plan, the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its employees and officers with the interests of the stockholders by providing the Advisor with substantial financial interest in the Company's success. The Compensation administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per

948812.2
                                        5
share of Common Stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of Common Stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of Common Stock over the life of the Incentive Stock Option Plan equal to 809,754 shares (10% of the shares outstanding on October 1, 1997).

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

         No options were granted for the year ended December 31, 1997. In 1998, the Company distributed $1.035 per share of common stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at its discretion, to issue options for up to 241,522 shares.

         In 1999, the Company granted a total of 30,000 options to employees of affiliates of the Advisor. The following table sets forth information concerning the grant of stock options to the Company's officers during the last fiscal year:

                                                       Percentage
                                                        of total                                     Potential Realized
                                                        options                                       Value at assumed
                                                       granted to        Per                        annual rates of stock
                                                       employees        share                       price appreciation at
                                         Options       in fiscal       exercise     Expiration      the end of 10 years(4)
       Name               Title         granted(3)        year          price          date         5%          10%
       ----               -----         -------           ----          -----          ----         --          ---

John B. Roche(5)        Senior VP        16,000          53.3%          $9.50        08/06/09       $95,592    $242,249
                         and CFO

Report of the Compensation Committee

         The Compensation Committee is comprised of two Independent Directors (Messrs. Allen and Fisch). The role of the Compensation Committee is to administer the policies governing the Incentive Stock Option Plan. Because the Company does not pay salaries and bonuses to the officers of the Company and the general partner of the Advisor, the Compensation Committee does not determine executives' salary levels. Option compensation is intended to be set at a level competitive with the amounts paid to the management of similarly

--------
3 Options become exercisable one-third on each of the first three anniversaries of the date of grant.

4 Assumed annual rates of stock price appreciation, as determined by the Commission, for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and the Company's financial performance. No assurance can be given that such rates will be achieved.

5 Mr. Roche has resigned his position, effective May 15, 2000. With his resignation, Mr. Roche will forfeit back to the Company all of his options, none of which have vested.

948812.2
                                        6
sized companies in similar industries. The Committee also evaluates the performance of management when determining the number of options to be issued.
         The Company' grant of stock options are structured to link the compensation of the officers of the Company, the officers of the general partner of the Advisor, and the officers and employees of affiliates of the Advisor with the Company's performance. Through the establishment of the stock option plan, the Company has aligned the financial interests of its executives with the results of the Company's performance, thus enhancing shareholder value. The Compensation Committee may only grant options if certain performance levels are met and is limited in the number of options which may be granted each year (See "Incentive Stock Option Plan" above). The amount of options which may be granted are set at levels that the Compensation Committee believes to be consistent with others in the Company's industry, with such compensation contingent upon the Company's level of annual and long-term performance.

         Section 162 (m) was added to the Internal Revenue Code as part of the Omnibus Budget Reconciliation Act of 1993. Section 162 (m) limits the deduction for compensation paid to the Chief Executive Officer and the other executive officers to the extent that compensation of a particular executive exceeds $1,000,000 (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based" compensation established by an independent compensation committee which conforms to certain restrictive conditions stated under the Code and related regulations. It is the Company's goal to have compensation paid to its five most highly compensated officers qualify as performance based compensation deductible for federal income tax purposes under Section 162 (m). Given the fact that the Company is externally advised and the only compensation that currently may be paid to its executives are options pursuant to the Incentive Stock Option Plan, it is unlikely that Section 162 (m) will present any concerns.

                                              COMPENSATION COMMITTEE

                                              Peter T. Allen
                                              Arthur P. Fisch

Stock Performance Graph

         The following stock performance graph compares the Company's performance to the S&P 500 and the index of equity real estate investment trusts prepared by NAREIT. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax-qualified real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market. Stock price performance for the past year is not necessarily indicative of future results. All stock price performance figures include the reinvestment of dividends.


948812.2
                                        7

[GRAPHIC OMITTED]

--------------------------------------------------------------------------------
Cumulative Total Return
-----------------------
                    10/13/97           12/97             12/98          12/99
                 -----------      ----------       -----------    -----------

AEGIS               $100               103                97              96
S&P 500             $100               103               132             160
NAREIT EQUITY       $100               102                84              80

                               - - - - - - - - - -


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         As of April 17, 2000, one person was known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock.

                        Name and address of        Amount and nature of beneficial
  Title of class         beneficial owner                     ownership                Percentage of class
  --------------         ----------------                     ---------                -------------------
      Common             Warren E. Buffet                  406,000 shares(6)           5.04%
      Stock              1440 Kiewit Plaza
                          Omaha, NE 6813

                               - - - - - - - - - -

         As of April 17, 2000, the directors of the sole general partner of the Advisor own, in the aggregate, 100% of the voting stock of the sole general partner of the Advisor.

----------------------
6 The ownership of Common shares reported herein is based upon 13G filings with the Securities and Exchange Commission.

948812.2
                                        8

         As of April 17, 2000, directors and executive officers of the Company and directors and officers of the sole general partner of the Advisor own directly or beneficially shares of Common Stock as follows:

                                                                           Amount and Nature of           Percentage
        Name                                 Title                         Beneficial Ownership            of Class
        ----                                 -----                         --------------------            --------
Stephen M. Ross        Director of Related Aegis                           149,768 shares(a)(b)(c)          1.84%
Alan P. Hirmes         Director, Senior VP, and Assistant Secretary        94,816 shares(c)(d)(e)           1.17%
                       of the Company; Director and Senior VP of
                       Related Aegis
Stuart J. Boesky       Director, President, and CEO of the                 154,426 shares(c)(f)(g)(h)       1.89%
                       Company; President, CEO and Director of
                       Related Aegis
Peter T. Allen         Director of the Company                             2,376 shares                       *
Arthur P. Fisch        Director of the Company                             2,376 shares                       *
John B. Roche(n)       Senior VP and CFO of the Company; Senior            2,000 shares                       *
                       VP and CFO of Related Aegis
Bruce H. Brown         Senior VP of the Company; Senior VP of              400 shares                         *
                       Related Aegis
Mark J. Schlacter      Senior VP of the Company; Senior VP of              3,371 shares(i) (j)                *
                       Related Aegis

All Officers and Directors of the Company and Related Aegis as a           409,533 shares(f)(k)(l)         4.94%(m)
group (13 persons)


* Less than 1% of the Common Stock issued by the Company.
(a) Includes 55,791 units of limited partnership interest ("OP Units") of the Operating Partnership which are currently convertible to shares of Common Stock on a one-to-one basis.
(b) Includes 12,147 OP Units which are convertible to shares of Common Stock on a one-to-one basis commencing on December 9, 2000.
(c) Includes 2,271 OP Units held by Related Capital Company, in which Messrs. Ross, Boesky and Hirmes hold a majority of the direct and indirect equity interest. 1,574 OP Units are currently convertible to shares of Common Stock on a one-to-one basis. 697 OP Units are convertible to shares of Common Stock on a one-to-one basis, commencing December 9, 2000.
(d) Includes 41,646 OP Units, which are currently convertible to shares of Common Stock on a one to one basis.
(e) Includes 23,766 OP Units which are convertible to shares of Common Stock on a one-to-one basis commencing on December 9, 2000.
(f) Includes 15,200 shares owned by BF Security Partners, of which Mr. Boesky is a 50% equity owner.
(g) Includes 60,778 OP Units which are currently convertible to shares of Common Stock on a one-to-one basis.
(h) Includes 37,994 OP Units which are convertible to shares of Common Stock on a one-to-one basis commencing on December 9, 2000.
(i) Includes 2,075 OP Units which are currently convertible to shares of Common Stock on a one-to-one basis
(j) Includes 1,296 OP Units which are convertible to shares of Common Stock on a one-to-one basis, commencing December 9, 2000
(k) Includes 160,290 OP Units, which are currently convertible to shares of Common Stock on a one to one basis.

948812.2
                                        9

(l) Includes 77,474 OP Units which are convertible to shares of Common Stock on a one-to-one basis commencing on December 9, 2000.
(m) Percent of Class assumes that (i) with respect to each individual person, all OP Units held by such person have been converted to shares of Common Stock and (ii) with respect to all officers and directors as a group that all such OP Units held by all such persons have been converted to shares of Common Stock.
(n)      Mr. Roche has resigned his position, effective May 15, 2000.

Item 13.      Certain Relationships and Related Transactions.

         The Company has and will continue to have certain relationships with the Advisor and its affiliates. However, there have been no direct financial transactions between the Company and its Directors and officers or the directors and officers of the sole General Partner of the Advisor.

         The Company and the Operating Partnership entered into an Advisory Agreement pursuant to which the Advisor is obligated to use its best efforts to seek out and present to the Company, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of the Company and consistent with such investment programs as the Directors may adopt from time to time in conformity with the Company's Articles of Amendment and Restatement (the "Articles").

         Although the Directors have continuing exclusive authority over the management of the Company, the conduct of its affairs and the management and disposition of the Company's assets, the Directors have initially delegated to the Advisor, subject to the supervision and review of the Board of Directors and consistent with the provisions of the Articles, the power and duty to: (i) manage the day-to-day operations of the Company; (ii) acquire, retain or sell the Company's assets; (iii) seek out, present and recommend investment opportunities consistent with the Company's investment policies and objectives, and negotiate on behalf of the Company with respect to potential investments or the disposition thereof; (iv) when appropriate, cause an affiliate to serve as the mortgagee of record for mortgage investments of the Company and in that capacity hold escrows on behalf of mortgagors in connection with the servicing of mortgages; (v) obtain for the Company such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of the Company, paying the debts and fulfilling the obligations of the Company, and handling, prosecuting and settling any claims of the Company, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (vi) obtain for the Company such services as may be required for property management, mortgage brokerage and servicing, and other activities relating to the investment portfolio of the Company; (vii) evaluate, structure and negotiate prepayments or sales of the Company's mortgage investments and mortgage securities; (viii) monitor operations and expenses of the Company; and
(ix) from time to time, or as requested by the Directors, make reports to the Company as to its performance of the foregoing services.

         The original term of the Advisory Agreement will terminate on October 1, 2001, the fourth anniversary of its effective date. Thereafter, the Advisory Agreement may be renewed annually by the Company, subject to an evaluation of the performance of the Advisor by the Board of Directors. The Advisory Agreement may be terminated (i) without Cause by the Advisor or (ii) for Cause by a majority of the Independent Directors, each without penalty, and each upon 60 days' prior written notice to the non-terminating party.

         The Advisory Agreement cannot be terminated by the Company prior to October 1, 2001, other than for Cause. "Cause" is defined as gross negligence or willful misconduct of the Advisor. The Company cannot dissolve and liquidate prior to such anniversary date except upon a recommendation of the Advisor and the vote of a majority in interest ("Majority Vote") of the Stockholders. After October 1, 2001, the vote of the holders of 66-2/3% of the Company's then outstanding shares is required to approve a dissolution and liquidation of the Company that is not recommended by the Advisor and the Majority Vote of Stockholders is required to approve a liquidation of the Company recommended by the Advisor. If for any reason, whether prior to or after October 1, 2001, the Advisory Agreement is terminated in accordance with its terms, the Company may dissolve and liquidate upon the Majority Vote of Stockholders.


948812.2
                                       10

         Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive the fees and other compensation set forth below:



Fee/Compensation(7)                                 Amount
-----------------                                   ------

Acquisition Fee                                     3.75% of the acquisition
                                                    price of each property
                                                    acquired by the
                                                    Company, the
                                                    Operating Partnership
                                                    and their respective
                                                    subsidiaries.

Mortgage Selection Fee                              3.0% of the principal
                                                    amount of each
                                                    mortgage loan
                                                    originated or
                                                    acquired by the
                                                    Company, the
                                                    Operating Partnership
                                                    and their respective
                                                    subsidiaries.

Mortgage Placement Fee                              0.75% of the principal
                                                    amount of each
                                                    mortgage loan
                                                    originated or
                                                    acquired by the
                                                    Company, the
                                                    Operating Partnership
                                                    and their respective
                                                    subsidiaries (payable
                                                    by the borrower, and
                                                    not the Company).

Asset Management Fee / Special Distribution         0.375% per annum of total
                                                    invested assets of the
                                                    Company, the Operating
                                                    Partnership and their
                                                    respective subsidiaries.

Operating Expense Reimbursement                     For direct expenses incurred
                                                    by the Advisor in an amount
                                                    not to exceed $282,272 per
                                                    annum (subject to increase
                                                    based on increases in the
                                                    Company's, the Operating
                                                    Partnership's and their
                                                    respective subsidiaries'
                                                    assets and to annual
                                                    increases based upon
                                                    increases in the Consumer
                                                    Price Index).

Incentive Stock Options                             The Advisor may receive
                                                    options to acquire
                                                    additional shares pursuant
                                                    to the Company's Incentive
                                                    Stock Option Plan only if
                                                    the Company's distributions
                                                    in any year exceed $0.9869
                                                    per share (i.e., the 1996
                                                    pro forma distributions set
                                                    forth the Company's
                                                    Solicitation Statement dated
                                                    as of  June 15, 1997), and
                                                    the Compensation Committee
                                                    of the Board of Directors
                                                    determines to grant such
                                                    options.

Liquidation Fee                                     1.50% of the gross sales
                                                    price of the assets sold by
                                                    the Company in
                                                    connection with a
                                                    liquidation of the
                                                    Company's assets
                                                    supervised by the
                                                    Advisor.

                               - - - - - - - - - -

         The Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by the Company, or act as manager to any other person or entity having investment policies whether similar or dissimilar to those of the Company. Before the Advisor, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and

------------
7 The Advisor is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed.

948812.2
                                       11
directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present such investment opportunity to the Company if (i) such opportunity is of a character which could be taken by the Company, (ii) such opportunity is compatible with the Company's investment objectives and policies and (iii) the Company has the financial resources to take advantage of such opportunity.

         The Articles and the Advisory Agreement provide that the Company will indemnify the Advisor and its affiliates under certain circumstances.

         The Advisor is entitled to subcontract its obligations under the Advisory Agreement to an affiliate. In accordance with the foregoing, the Advisor has assigned its rights and obligations to Related.

         All of the Company's twenty-eight properties are managed by the Property Manager, an affiliate of the Advisor. The Property Manager receives standard leasing commissions for space leased to new tenants and lease renewals.

948812.2
                                       12

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AEGIS REALTY, INC.

Date:  April 28, 2000                By:   /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Director and Senior Vice President




948812.2
                                       13