Form 10-Q
period 2000-06-30
AEGIS REALTY INC
filed 2000-08-14
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                          =============    =============
                                                            June 30,        December 31,
                                                              2000              1999
                                                          -------------    -------------
ASSETS
Real estate, net                                          $ 174,001,991    $ 172,784,964
Investment in partnerships                                    5,850,571        5,923,199
Mortgage loan receivable                                      3,195,691        3,220,191
Loans receivable from affiliate                               2,323,247        2,077,886
Cash and cash equivalents                                     2,838,599        2,226,295
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $330,000 and $343,000,
   respectively                                               2,791,073        2,958,033
Deferred costs, net                                           3,269,466        2,800,537
Other assets                                                    845,829        1,401,319
                                                          -------------    -------------

   TOTAL ASSETS                                           $ 195,116,467    $ 193,392,424
                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                          $  61,245,928    $  59,239,944
   Accounts payable and other liabilities                     3,701,673        3,169,953
   Due to Advisor and affiliates                                409,415          344,428
   Distributions payable                                      2,117,421        2,076,125
                                                          -------------    -------------

   TOTAL LIABILITIES                                         67,474,437       64,830,450
                                                          -------------    -------------

Minority interest of unitholders in the
   Operating Partnership                                      7,147,209        7,260,370
                                                          -------------    -------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,055,479 issued and
     8,049,179 outstanding and 8,053,159 issued and
     8,046,859 outstanding in 2000 and 1999, respectively        80,554           80,531
   Treasury stock; $.01 par value; 6,300 shares                     (63)             (63)
   Additional paid in capital                               125,339,053      125,319,076
   Distributions in excess of net income                     (4,924,723)      (4,097,940)
                                                          -------------    -------------

   TOTAL SHAREHOLDERS' EQUITY                               120,494,821      121,301,604
                                                          -------------    -------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 195,116,467    $ 193,392,424
                                                          =============    =============

           See accompanying notes to consolidated fiancial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                         ====================            ====================
                                          Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                                --------                        --------
                                         2000            1999            2000            1999
                                         ----            ----            ----            ----
REVENUES:
   Rental income                    $  4,975,979    $  4,916,201    $ 10,163,614    $  9,934,389
   Tenant reimbursements               1,107,932       1,178,670       2,258,872       2,357,345
   Income from equity investments         98,327          85,937         199,919         171,438
   Interest income                       151,311         124,878         284,990         240,055
   Other                                  61,125          25,519         247,038          58,401
                                    ------------    ------------    ------------    ------------
   Total revenues                      6,394,674       6,331,205      13,154,433      12,761,628
                                    ------------    ------------    ------------    ------------

Expenses:

   Repairs and maintenance               454,674         365,487         959,717         776,728
   Operating                             666,880         699,159       1,334,461       1,359,788
   Real estate taxes                     589,348         667,561       1,202,249       1,291,957
   Interest                            1,202,234       1,107,410       2,389,090       2,212,690
   General and administrative            507,617         531,163         969,908         986,957
   Depreciation and amortization       1,257,981       1,204,899       2,473,825       2,494,641
   Other                                 199,848         198,187         496,042         567,506
                                    ------------    ------------    ------------    ------------
   Total expenses                      4,878,582       4,773,866       9,825,292       9,690,267
                                    ------------    ------------    ------------    ------------

Income before minority interest        1,516,092       1,557,339       3,329,141       3,071,361

Minority interest in income of
   the Operating Partnership            (132,462)        (95,915)       (292,318)       (187,437)
                                    ------------    ------------    ------------    ------------

Net income                          $  1,383,630    $  1,461,424    $  3,036,823    $  2,883,924
                                    ============    ============    ============    ============

Net income per share:

   Basic                            $        .17    $        .18    $        .38    $        .36
                                    ============    ============    ============    ============

   Diluted                          $        .17    $        .18    $        .38    $        .35
                                    ============    ============    ============    ============

Weighted average shares
   outstanding:

   Basic                               8,049,179       8,046,859       8,048,605       8,046,284
                                    ============    ============    ============    ============

   Diluted                             8,049,179       8,169,020       8,048,605       8,168,445
                                    ============    ============    ============    ============

           See accompanying notes to consolidated fiancial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                  Common Stock          Treasury Stock    Additional    Distributions
                                  ------------          --------------     Paid-in      in Excess of
                               Shares      Amount      Shares   Amount     Capital       Net Income        Total
                               ------      ------      ------   ------     -------       ----------        -----
Balance at
   January 1, 2000             8,053,159     $80,531   (6,300)    $(63)   $125,319,076  $(4,097,940)     $121,301,604

Net income                             0           0        0        0               0    3,036,823         3,036,823
Issuance of shares of
   common stock                    2,320          23        0        0          19,977            0            20,000
Distributions                          0           0        0        0                0  (3,863,606)       (3,863,606)
                         ---------------  ---------- --------     ---------------------  ----------        ----------

Balance at
   June 30, 2000               8,055,479     $80,554   (6,300)    $(63)   $125,339,053  $(4,924,723)     $120,494,821
                               =========      ======   =======     ====    ===========   ==========       ===========

See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             ================
                                                             Six Months Ended
                                                                June 30,
                                                                --------
                                                           2000         1999
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $3,036,823   $2,883,924
                                                        ---------    ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                        2,502,243    2,522,980
   Minority interest in income of
     the Operating Partnership                            292,318      187,437
   Distributions from equity investments
     in excess of income                                   51,386       39,092
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                            180,587       58,654
   Allowance for doubtful accounts                        (13,627)     117,535
   Other assets                                           555,490      479,598
   Due to Advisor and affiliates                           84,987       89,768
   Accounts payable and other liabilities                 531,720     (120,337)
   Leasing commissions and costs                         (479,904)    (333,155)
                                                       ----------   ----------
     Total adjustments                                  3,705,200    3,041,572
                                                        ---------    ---------

   Net cash provided by operating activities            6,742,023    5,925,496
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to real estate                         (2,777,866)    (296,804)
   Acquisitions of real estate including acquisition
     expenses                                            (541,925)    (157,179)
   Increase in deferred acquisition expenses             (285,868)     (44,224)
   Increase in loans made to affiliate                   (255,937)           0
   Repayments of loans receivable from affiliate           10,576        3,086
   Principal payments received on mortgage loans           17,324       15,846
                                                     ------------ ------------

   Net cash used in investing activities               (3,833,696)    (479,275)
                                                       ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                          7,000,000      500,000
   Repayments of notes payable                         (4,994,016)    (265,098)
   Distributions paid to shareholders                  (3,863,049)  (4,465,381)
   Increase in deferred loan costs                        (74,218)    (169,701)
   Distributions paid to minority interest               (364,740)    (197,150)
                                                      -----------  -----------
   Net cash used in financing activities               (2,296,023)  (4,597,330)
                                                       ----------   ----------

                                                                     (continued)


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          ================
                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                         2000         1999
                                                         ----         ----
Net increase in cash and cash equivalents               612,304      848,891

Cash and cash equivalents at the beginning of
   the period                                         2,226,295    3,003,474
                                                     ----------   ----------

Cash and cash equivalents at the end of the period   $2,838,599   $3,852,365
                                                     ==========   ==========

SUPPLEMENTAL INFORMATION:
   Interest paid                                     $2,389,090   $2,259,284
                                                     ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:

Payable to directors liquidated through the
   issuance of shares of common stock                $   20,000   $   20,000
                                                     ==========   ==========


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - GENERAL

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of June 30, 2000, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet, held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage").

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31 % of the units of partnership interest (the "OP Units") at June 30, 2000. Also, at June 30, 2000, 5.54% and 3.15% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's current revenue recognition policies.

NOTE 2 - REAL ESTATE

The components of real estate are as follows:

                                                  June 30,          December 31,
                                                    2000                1999
                                                    ----                ----
Land                                          $  40,302,630       $  39,798,459
Buildings and improvements                      158,998,204         156,239,538
                                              -------------       -------------
                                                199,300,834         196,037,997
Less:  Accumulated depreciation                 (25,298,843)        (23,253,033)
                                              -------------       -------------

                                              $ 174,001,991       $ 172,784,964
                                              =============       =============

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at June 30, 2000. However, the carrying value of certain properties may be in excess of their fair value as of such date.

NOTE 3 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                     June 30,       December 31,
                                                       2000             1999
                                                       ----             ----
Deferred loan costs                                $ 2,470,143      $ 2,395,925
Deferred leasing commissions and costs               1,804,110        1,426,098
Deferred acquisition expenses                          383,857           97,989
                                                   -----------      -----------

                                                     4,658,110        3,920,012
Less:  Accumulated amortization                     (1,388,644)      (1,119,475)
                                                   -----------      -----------

                                                   $ 3,269,466      $ 2,800,537
                                                   ===========      ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


NOTE 4 - NOTES PAYABLE

Information regarding the Company's notes payable is as follows:

                                                                                                 Collateral/
                   Date of                     Monthly                                            Carrying
                    Note/                      Payment      Outstanding     Outstanding            Value at
                  Maturity       Interest    of Principal     Balance         Balance              June 30,
Noteholder           Date          Rate      and Interest   at 6/30/00      at 12/31/99              2000
----------        ----------     ---------   ------------   ----------      -----------              ----
New York Life     7/11/95        9.25%       $55,984        $0              $4,726,178            Forest Park &
Insurance         6/10/00                                                                         Highland Fair/
Company                                                                                           N/A

(a)               12/30/97       (b)         Interest       37,818,000      30,818,000 (c) (i)
                  12/30/00 (j)               only

Heller            6/24/97 (d)    8.50%       $19,992        2,535,669       2,547,557             Barclay Place/
Financial, Inc.   7/1/17                                                                          $4,033,888

Nomura            10/28/97 (e)   7.54%       $33,130        3,851,651       3,902,472             Village At
Asset Capital     11/11/22                                                                        Waterford/
Corporation                                                                                       $6,279,482

Chase Bank        12/16/96 (f)   8.875%      $51,717        6,321,285       6,350,323             Oxford Mall/
                  1/1/07                                                                          $8,805,635

Merrill Lynch     9/18/97 (g)    7.73%       $79,509        10,719,323      10,776,168            Southgate/
Credit            10/1/07                                                                         $15,157,353
Corporation

Sellers of        12/10/98       (h)         $0             0               64,600 (k)            None
Southgate         12/10/99

Sellers of        12/10/98       (h)         $0             0               16,292 (k)            None
Crossroads East   12/10/99

Sellers of        12/10/98       (h)         $0             0               38,354 (k)            None
Crossroads East   12/9/99
                                                            -----------     -----------
                                                            $61,245,928     $59,239,944
                                                            ===========     ===========

(a) The Credit Facility is shared among Fleet National Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under Fleet National Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 6.66% at June 30, 2000.

(c) Outstanding balance of a $70 million senior revolving credit facility ("Credit Facility").

(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

(f) Note was assumed upon purchase of the property by the Company on November 24, 1998.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(g) Note was assumed upon purchase of the property by the Company on December 9, 1998.

(h) Note is non-interest bearing.

(i) The Credit Facility was collateralized at June 30, 2000 by nineteen Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $108,908,816, $5,144,444 and $3,195,691, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, two of its subsidiaries and TCR-Pinehurst Limited Partnership.

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

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at June 30, 2000, the counter party would be required to pay the Company approximately $42,000; however, the Company currently has no intention of terminating this agreement.

NOTE 5 - COMMON STOCK

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. As of June 30, 2000 and December 31, 1999, 2,376 and
1,216 shares, respectively, having an aggregate value at the date of issuance of $22,500 and $12,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

The costs incurred to related parties for the six months ended June 30, 2000 and 1999 were as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,                  June 30,
                                         --------                  --------
                                    2000         1999         2000         1999
                                    ----         ----         ----         ----
Acquisition fees                $   19,503   $    2,915   $   19,503   $    5,452
Expense reimbursement               70,671       74,631      140,566      126,687
Property management fees           279,986      254,962      561,543      532,190
Leasing commissions and costs      145,356      105,916      328,851      219,041
Asset management fee               193,780      194,039      387,560      385,965
                                ----------   ----------   ----------   ----------

                                $  709,296   $  632,463   $1,438,023   $1,269,335
                                ==========   ==========   ==========   ==========

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties; SIC is not affiliated with the Advisor or its affiliates but affiliates of the Advisor were also partners in such partnerships. On January 4, 2000, due to an additional 101,518 OP Units issued to SIC on the first anniversary of the closing date and in connection with the repayment of seller notes payable, the OP Unit Loans were increased in the amount of $255,937 and the Initial Interest Rate of 7.613% was changed to a Modified Rate of 10.0153% in accordance with the secured promissory notes. The loans are secured by the 265,035 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and in connection with the repayment of seller notes and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans mature on December 9, 2015 or earlier if the underlying shopping centers are sold, and interest and principal are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of June 30, 2000 and December 31, 1999, the balances of these OP Unit Loans totaled $2,323,247 and $2,077,886, respectively, and are shown as loans receivable from affiliates on the consolidated balance sheets.

NOTE 7 - EARNINGS PER SHARE

Basic net income per share in the amount of $.17 and $.18 and $.38 and $.36 for the three and six months ended June 30, 2000 and 1999, respectively, equals net income for the periods ($1,383,630 and $1,461,424 and $3,036,823 and $2,883,924,
respectively), divided by the weighted average number of shares outstanding for the periods (8,049,179 and 8,046,859 and 8,048,605 and 8,046,284, respectively).

Diluted net income per share in the amount of $.17 and $.18 and $.38 and $.35 for the three and six months ended June 30, 2000 and 1999, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,049,179 and 8,169,020 and 8,048,605 and 8,168,445, respectively). The weighted average number of diluted shares outstanding for the three and six months ended June 30, 1999 reflects the weighted average impact of an additional

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

122,161 OP Units which would have to have been issued to the sellers of three Retail Properties on the first anniversary of the closing date based on the closing price per share on June 30, 2000. For purposes of this calculation, the additional OP Units were assumed to be immediately converted to shares of Common Stock.

Options to purchase shares of Common Stock which were granted in August 1999, to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company, did not have a dilutive effect under the treasury stock method, because the average market price of the Company's Common Stock during the six months ended June 30, 2000 did not exceed the exercise price of the options. During the six months ended June 30, 2000, 23,000 of these option grants were terminated and 7,000 remain outstanding. None have been exercised.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at June 30, 2000 and 1999 into an additional 765,780 and 545,812 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

NOTE 9 - SUBSEQUENT EVENT

As part of the renewal of the lease for the anchor tenant at Westbird, the Company agreed to make $1,000,000 in tenant improvements. Such amount was incurred during August 2000, and financed using the Credit Facility. The term of the new lease is 20 years with a minimum annual rent of $246,000. The minimum annual rent of the old lease was $103,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of June 30, 2000, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage") and had net assets of approximately $120,495,000. As of June 30, 2000, there were 8,049,179 shares of Common Stock outstanding (an additional 765,780 shares were reserved for issuance upon conversion of OP Units).

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and to enhance the value of its stock. The plan concentrates principally on external growth and internal growth.

The Company's external growth will be accomplished through continued acquisitions of Retail Properties either directly or in joint venture on an individual or bulk basis. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. Unlike most small capitalized REITs, the Company has the ability to benefit from its affiliation with a much larger company, Related Capital Company ("Related"), a fully integrated real estate financial services firm, with a national presence. The Company is using its affiliation with Related to acquire properties on a national basis. The Company believes that by acquiring shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO. In addition, the Company will consider strategic combinations in the form of portfolio acquisitions, joint ventures or mergers in order to maximize shareholder value.

On May 19, 2000, the Company acquired an out-parcel of developable land contiguous to the Forest Park Square Retail Property for a purchase price of $500,000, not including acquisition fees and expenses of approximately $23,000.

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

The Company requires long-term financing in order to invest in and hold its portfolio of Retail Properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value. A note payable to New York Life Insurance Company in the amount of approximately $4,647,000 was prepaid on June 9, 2000, through additional proceeds from the Credit Facility. In addition, it is currently anticipated that the Credit Facility in the amount of $37,818,000 at June 30, 2000, which matures on December 30, 2000, will be extended, which is at the Company's option upon payment of certain fees. On a short-term basis, the Company requires funds to pay its operating expenses and those of the Retail Properties, to make improvements to the Retail Properties, pay its debt service and make distributions to its shareholders. The primary source of the Company's short-term liquidity needs are the cash flow received from the Retail Properties and interest income.

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

(ii) 47% of total revenues for the six months ended June 30, 2000 were earned from shopping center anchor tenants which are national credit tenants and from interest on an FHA Mortgage.

(iii) No single asset accounts for more than 8% of total revenues for the six months ended June 30, 2000.

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

During the six months ended June 30, 2000, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $612,000. This increase was primarily due to cash provided by operating activities ($6,742,000) and net proceeds from notes payable ($2,006,000) which exceeded improvements to real estate ($2,778,000), acquisitions of real estate including acquisition expenses ($542,000), an increase in loans made to affiliate ($256,000), an increase in deferred acquisition expenses ($286,000), an increase in deferred loan costs ($74,000), distributions paid to shareholders ($3,863,000) and distributions paid to minority interest ($365,000). Included in the adjust-ments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $2,502,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of June 30, 2000 is $15,505. The arrearage is due to different interpretations of the lease, and is expected to be resolved in 2000. With the exception of this amount, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. There have been proposals received for leasing this space, but as of August 1, 2000, this space has not been re-leased.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. As of August 1, 2000, this space has not been re-leased.

(iii) On November 30, 1999, CVS closed its store in the Marion City Square Shopping Center due to the construction of a new store in the area. On February 15, 2000, the Company negotiated a buy-out of the remaining lease term for $100,000. In August 2000, the Company leased this additional space to Bi-Lo and rents are due to commence effective September 1, 2000.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 8 to the consolidated financial statements.

In August 2000, a distribution of $1,931,803 ($.24 per share), which was declared in June 2000, was paid to the shareholders from cash flow from operations for the quarter ended June 30, 2000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

Rental income increased approximately $60,000 and $229,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to an increase in occupancy at Pablo Plaza, Highland Fair, Winery Square and Rolling Hills Square and an increase in percentage rents received at Pablo Plaza, Oxford Mall and White Oaks Plaza.

Income from equity investments increased approximately $12,000 and $28,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to an increase in income from the Company's partnership interest in Weatherly Walk in 2000.

Interest income increased approximately $26,000 and $45,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to an increase in the balance of, and an increase in the interest rate on, OP Unit Loans made in connection with the acquisition of two Retail Properties in 1998.

Other income increased approximately $36,000 and $189,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to lease settlement income relating to one tenant at Marion City Square and one tenant at White Oaks Plaza in 2000.

Repairs and maintenance increased approximately $89,000 and $183,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to an increase in roofing repairs at Winery Square, an increase in snow removal expenses at The Village at Waterford, Dunlop Village and White Oaks Plaza, an increase in plumbing repairs at Hickory Plaza, an increase in janitorial cleaning expenses at Oxford Mall, an increase in rubbish removal at Westbird, Pablo Plaza, Mountain View Village and Winery Square, an increase in grounds-paving/striping at Winery Square and Centre Stage, an increase in parking light repairs at Westbird, Hickory Plaza and Oxford Mall and an increase in painting at Winery Square.

Other expenses increased approximately $2,000 and decreased approximately $71,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to a decrease in bad debt expense resulting from a decrease in reserves at Westbird, Mountain View Village, Kokomo Plaza, Barclay Place, Market Place and Birdneck Center, partially offset by the write off, in 2000, of costs incurred in connection with proposed purchases of Retail Properties which are currently not anticipated to be acquired.

Minority interest in the income of the Operating Partnership increased approximately $37,000 and $105,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to the issuance of OP Units on the first anniversary of the closing date and in connection with the repayment of seller notes payable during 1999 with respect to three of the Retail Properties acquired during 1998.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $76,373 and $62,839 and $187,416 and $135,647 for the three and six months ended June 30, 2000 and 1999, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and six months ended June 30, 2000 and 1999 are summarized in the following table:


                                          Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                       ---------------------------     ---------------------------
                                          2000            1999            2000            1999
                                       -----------     -----------     -----------     -----------
Net income                             $ 1,383,630     $ 1,461,424     $ 3,036,823     $ 2,883,924
Depreciation and amortization of
   real property                         1,158,146       1,082,916       2,280,317       2,157,215
Amortization of insurance contract               0          50,050               0         200,195
Proportionate share of adjustments
   to equity in income
   from equity investments to arrive
   at funds from operations                 60,470          61,011         120,939         120,735
                                       -----------     -----------     -----------     -----------

Funds From Operations ("FFO")            2,602,246       2,655,401       5,438,079       5,362,069

Amortization of deferred financing
   costs                                   114,044          86,181         221,926         165,570
Principal payments received on
   mortgage loans                            8,759           8,011          17,324          15,846
Straight-lining of property rentals
   for rent escalations                    (76,373)        (62,839)       (187,416)       (135,647)
Improvements to real estate             (1,826,063)       (201,433)     (2,777,866)       (296,804)
Principal repayments on notes
   payable                                (214,291)       (102,084)       (346,959)       (265,098)
Leasing commissions                       (208,540)       (141,027)       (430,904)       (305,655)
                                       -----------     -----------     -----------     -----------

Funds Available for Distribution
   ("FAD")                             $   399,782     $ 2,242,210     $ 1,934,184     $ 4,540,281
                                       ===========     ===========     ===========     ===========

Distributions to shareholders          $ 1,931,803     $ 1,931,246     $ 3,863,606     $ 3,862,492
                                       ===========     ===========     ===========     ===========

FFO payout ratio                              74.2%           72.7%           71.0%           72.0%
                                       ===========     ===========     ===========     ===========
Cash flows from:
Operating activities                   $ 4,059,628     $ 3,050,026     $ 6,742,023     $ 5,925,496
                                       ===========     ===========     ===========     ===========
Investing activities                   $(2,615,394)    $  (307,533)    $(3,833,696)$      (479,275)
                                       ===========     ===========     ===========     ===========
Financing activities                   $  (947,100)    $(2,270,863)    $(2,296,023)    $(4,597,330)
                                       ===========     ===========     ===========     ===========

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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of June 30, 2000, approximately 38% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $37,818,000 outstanding under the Credit Facility at June 30, 2000, and taking into account the impact of the interest rate swap agreement in place throughout 2000 as described below, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $278,000 ; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $556,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

           John B. Roche ceased to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes was appointed interim Chief Financial Officer effective May 15, 2000. Michael I. Wirth has been appointed to the position of Chief Financial Officer and will replace Alan P. Hirmes effective August 16, 2000.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27 Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date: August 13, 2000               By: /s/ Stuart J. Boesky
                                        -----------------------------
                                        Stuart J. Boesky
                                        Director, Chairman of the
                                        Board, President and
                                        Chief Executive Officer




Date: August 13, 2000               By: /s/ Alan P. Hirmes
                                        -----------------------------
                                        Alan P. Hirmes
                                        Interim Chief Financial Officer