Form 10-Q
period 2000-09-30
AEGIS REALTY INC
filed 2000-11-14
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                                =============   ============
                                                                September 30,   December 31,
                                                                    2000           1999
                                                                -------------   ------------
ASSETS
Real estate, net                                                 $174,839,050    $172,784,964
Investment in partnerships                                          5,792,420       5,923,199
Mortgage loan receivable                                            3,183,107       3,220,191
Loans receivable from affiliate                                     2,317,965       2,077,886
Cash and cash equivalents                                           2,213,207       2,226,295
Accounts receivable and other assets                                3,743,506       4,359,352
Deferred costs, net                                                 3,681,512       2,800,537
                                                                 ------------    ------------

   TOTAL ASSETS                                                  $195,770,767    $193,392,424
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                 $ 62,172,524    $ 59,239,944
   Accounts payable and other liabilities                           4,349,181       3,169,953
   Due to Advisor and affiliates                                      375,001         344,428
   Distributions payable                                            2,115,590       2,076,125
                                                                 ------------    ------------

   TOTAL LIABILITIES                                               69,012,296      64,830,450
                                                                 ------------    ------------

Minority interest of unitholders in the
   Operating Partnership                                            6,996,649       7,260,370
                                                                 ------------    ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
   Common stock; $.01 par value;
      50,000,000 shares authorized; 8,055,479 issued and 8,049,179 outstanding and 8,053,159 issued and 8,046,859 outstanding in
      2000 and 1999, respectively                                      80,554          80,531
   Treasury stock; $.01 par value; 6,300 shares                           (63)            (63)
   Additional paid in capital                                     125,339,053     125,319,076
   Distributions in excess of net income                           (5,657,722)     (4,097,940)
                                                                 ------------    ------------

   TOTAL SHAREHOLDERS' EQUITY                                     119,761,822     121,301,604
                                                                 ------------    ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $195,770,767    $193,392,424
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                       ========================  ========================
                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                       ========================  ========================
                                          2000         1999         2000         1999
                                       ------------------------  ------------------------
REVENUES:

   Rental income                       $4,883,709    $4,998,061  $15,047,323  $14,932,450
   Tenant reimbursements                1,132,515     1,091,893    3,391,387    3,449,238
   Income from equity investments          82,206        68,014      282,125      239,452
   Interest income                        139,391       126,412      424,381      366,467
   Other                                   29,222        35,970      276,260       94,371
                                        ---------     ---------   ----------  -----------
   Total revenues                       6,267,043     6,320,350   19,421,476   19,081,978
                                        ---------     ---------   ----------  -----------

Expenses:

   Repairs and maintenance                511,980       560,325    1,471,697    1,337,053
   Operating                              646,813       639,373    1,981,274    1,999,161
   Real estate taxes                      581,376       581,209    1,783,625    1,873,166
   Interest expense                     1,256,735     1,127,521    3,645,825    3,340,211
   General and administrative             483,087       510,424    1,452,995    1,497,381
   Depreciation and amortization        1,350,911     1,191,916    3,824,736    3,686,557
   Other                                  231,520       160,981      727,562      728,487
                                        ---------     ---------   ----------   ----------
   Total expenses                       5,062,422     4,771,749   14,887,714   14,462,016
                                        ---------     ---------   ----------   ----------
Income before gain on sale of
   real estate                          1,204,621     1,548,601    4,533,762    4,619,962
Gain on sale of real estate               108,332             0      108,332            0
                                        ---------     ---------   ----------    ---------
Income before minority interest         1,312,953     1,548,601    4,642,094    4,619,962

Minority interest in income of
   the Operating Partnership             (114,149)      (98,454)    (406,467)    (285,891)
                                        ---------     ---------   ----------    ---------

Net income                             $1,198,804    $1,450,147  $ 4,235,627  $ 4,334,071
                                        =========     =========   ==========    =========
Net income per share:

   Basic                               $      .15    $      .18  $       .53  $       .54
                                        =========     =========   ==========    =========

   Diluted                             $      .15    $      .18  $       .53  $       .53
                                        =========     =========   ==========    =========
Weighted average shares
   outstanding:
   Basic                                8,049,179     8,046,859   8,048,798     8,046,478
                                        =========     =========   ==========    =========
   Diluted                              8,049,179     8,210,252    8,048,798    8,209,871
                                        =========     =========   ==========    =========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                     Common Stock         Treasury Stock           Additional    Distributions
                                ----------------------    ----------------          Paid-in      in Excess of
                                Shares          Amount    Shares    Amount          Capital       Net Income             Total
                                ------          ------    ------    ------          -------       ----------             -----

Balance at
   January 1, 2000             8,053,159       $80,531    (6,300)   $  (63)       $125,319,076    $(4,097,940)        $121,301,604

Net income                             0             0         0         0                   0      4,235,627            4,235,627
Issuance of shares of
   common stock                    2,320            23         0         0              19,977              0               20,000
Distributions                          0             0         0         0                   0     (5,795,409)          (5,795,409)
                               ---------        ------    ------     -----         -----------     ----------          -----------
Balance at
   September 30, 2000          8,055,479       $80,554    (6,300)   $  (63)       $125,339,053    $(5,657,722)        $119,761,822
                               =========        ======    ======     =====         ===========     ==========          ===========


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 ===========================
                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 4,235,627      $4,334,071
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of real estate                                      (108,332)              0
   Depreciation and amortization                                   3,867,519       3,729,300
   Minority interest in income of
      the Operating Partnership                                      406,467         285,891
   Distributions from equity investments
      in excess of income                                             98,799          76,168
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable
      and other assets                                               615,846        (366,265)
   Increase (decrease) in due to Advisor and affiliates               50,573         (69,937)
   Increase in accounts payable and other liabilities              1,179,228         174,355
   Increase in leasing commissions and costs                        (828,804)       (500,516)
                                                                 -----------     -----------

   Net cash provided by operating activities                       9,516,923       7,663,067
                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to real estate                                    (4,789,200)       (845,310)
   Acquisitions of real estate including acquisition
      expenses                                                      (557,823)       (570,916)
   Net proceeds from sale of real estate                             154,409               0
   Increase in deferred acquisition expenses                        (542,774)        (61,150)
   Increase in loans made to affiliate                              (255,937)              0
   Repayments of loans receivable from affiliate                      15,858           3,107
   Principal payments received on mortgage loans                      26,281          24,039
                                                                 -----------     -----------

   Net cash used in investing activities                          (5,949,186)     (1,450,230)
                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                     8,000,000         500,000
   Repayments of notes payable                                    (4,766,303)              0
   Periodic principal payments of notes payable                     (301,117)       (411,632)
   Distributions paid to shareholders                             (5,794,852)     (6,396,627)
   Increase in deferred loan costs                                   (87,273)       (457,266)
   Distributions paid to minority interest                          (631,280)       (323,907)
                                                                 -----------     -----------

   Net cash used in financing activities                          (3,580,825)     (7,089,432)
                                                                 -----------     -----------

                                                                                  (continued)


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 ==========================
                                                                      Nine Months Ended
                                                                         September 30,
                                                                 --------------------------
                                                                     2000           1999
                                                                 -----------     ----------
Net decrease in cash and cash equivalents                            (13,088)      (876,595)

Cash and cash equivalents at the beginning of
   the period                                                      2,226,295      3,003,474
                                                                 -----------     ----------
Cash and cash equivalents at the end of the period                $2,213,207     $2,126,879
                                                                 ===========     ==========
SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $3,390,802     $3,691,879
                                                                 ===========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:

Payable to directors liquidated through the
   issuance of shares of common stock                             $   20,000     $   20,000
                                                                 ===========     ==========


           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

NOTE 1 - GENERAL

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of September 30, 2000, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet, held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage").

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at September 30, 2000. Also, at September 30, 2000, 5.54% and 3.15% of the OP Units are held by the sellers of three of the Retail Properties and by affiliates of Related, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

NOTE 2 - REAL ESTATE

The components of real estate are as follows:

                                                               September 30,    December 31,
                                                                   2000             1999
                                                               -------------    ------------
Land                                                            $ 40,267,037      39,798,459
Buildings and improvements                                       161,302,772     156,239,538
                                                                ------------     -----------
                                                                 201,569,809     196,037,997
Less:  Accumulated depreciation                                  (26,730,759)    (23,253,033)
                                                                ------------     -----------

                                                                $174,839,050    $172,784,964
                                                                ============    ============

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

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at September 30, 2000. However, the carrying value of certain properties may be in excess of their fair value as of such date.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

NOTE 3 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                               September 30,    December 31,
                                                                   2000            1999
                                                               -------------    ------------
Deferred loan costs                                              $ 2,483,198     $ 2,395,925
Deferred leasing commissions and costs                             2,140,605       1,426,098
Deferred acquisition expenses                                        640,763          97,989
                                                                  ----------      ----------

                                                                   5,264,566       3,920,012
Less:  Accumulated amortization                                   (1,583,054)     (1,119,475)
                                                                  ----------      ----------

                                                                 $ 3,681,512     $ 2,800,537
                                                                  ==========      ==========

NOTE 4 - NOTES PAYABLE

Information regarding the Company's notes payable is as follows:

                                                                                          Collateral/
                   Date of                  Monthly                                        Carrying
                    Note/                   Payment      Outstanding   Outstanding          Value at
                  Maturity     Interest   of Principal     Balance       Balance           Sept. 30,
Noteholder           Date        Rate     and Interest   at 9/30/00    at 12/31/99           2000
----------        ---------    --------   ------------   -----------   -----------        -----------

New York Life     7/11/95      9.25%       $55,984       $         0  $  4,726,178        Forest Park &
 Insurance        6/10/00                                                                 Highland Fair/
 Company                                                                                  N/A

(a)               12/30/97     (b)         Interest       38,818,000    30,818,000(c)(h)
                  12/30/00                 only

Heller            6/24/97(d)   8.50%       $19,992         2,529,533     2,547,557        Barclay Place/
Financial, Inc.   7/1/17                                                                  $4,020,560

Nomura            10/28/97(e)  7.54%       $33,130         3,826,323     3,902,472        Village At
 Asset Capital    11/11/22                                                                Waterford/
 Corporation                                                                              $6,279,249

Chase Bank        12/16/96(f)  8.875%      $51,717         6,306,277     6,350,323        Oxford Mall/
                  1/1/07                                                                  $8,766,859

Merrill Lynch     9/18/97(g)   7.73%       $79,509        10,692,391    10,776,168        Southgate/
 Credit           10/1/07                                                                 $15,080,296
 Corporation

Sellers of        12/10/98                 $0                      0        64,600(i)     None
 Southgate        12/10/99

Sellers of        12/10/98                 $0                      0        16,292(i)     None
 Crossroads East  12/10/99

Sellers of        12/10/98                 $0                      0        38,354(i)     None
 Crossroads East  12/9/99                                -----------  ------------

                                                         $62,172,524  $ 59,239,944
                                                         ===========  ============

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%). The Credit Facility matures on December 30, 2000. The Company has entered into a preliminary agreement with Fleet Bank to extend the Credit Facility for another three years.

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 6.53% at September 30, 2000.

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

(h) The Credit Facility was collateralized at September 30, 2000 by nineteen Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $109,830,745, $5,104,133 and $3,183,107, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, two of its subsidiaries and TCR-Pinehurst Limited Partnership.

(i) The note payable to the sellers of Southgate and the two notes payable to the sellers of Crossroads East in the amounts of $200,000, $230,000 and $275,000, respectively, were partially repaid in the amounts of $135,400, $213,708 and $236,646 through the issuance of 15,030, 23,716 and 26,259 OP Units on December 9, 1999 based on an Average Price Per Share (see Note 3) of $9.0125. The balances due of $64,600, $16,292 and $38,354, respectively, were repaid in cash on January 4, 2000.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changes the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matures on December 1, 2000. The Company accounts for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counter party. The Company estimates that if it decided to terminate this swap agreement at September 30, 2000, the counter party would be required to pay the Company approximately $20,000; however, the Company currently has no intention of terminating this agreement.

NOTE 5 - COMMON STOCK

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

director was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. As of September 30, 2000 and December 31, 1999, 2,376 and 1,216 shares, respectively, having an aggregate value at the date of issuance of $22,500 and $12,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services.

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

The costs incurred to related parties for the nine months ended September 30, 2000 and 1999 were as follows:

                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                      ------------------------- -------------------------
                                          2000           1999         2000          1999
                                      ------------------------- -------------------------
Acquisition fees                      $       196    $   12,320 $     19,699  $    12,320
Expense reimbursement                      54,048        71,408      194,614      198,095
Property management fees                  258,163       246,272      819,706      778,462
Leasing commissions and costs             275,595       116,940      604,446      335,981
Asset management fee                      195,909       196,172      583,469      582,137
                                          -------       -------    ---------    ---------

                                         $783,911      $643,112   $2,221,934   $1,906,995
                                          =======       =======    =========    =========

On December 9, 1998, in connection with the acquisition of two Retail Properties, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the properties; SIC is not affiliated with the Advisor or its affiliates but affiliates of the Advisor were also partners in such partnerships. On January 4, 2000, due to an additional 101,518 OP Units issued to SIC on the first anniversary of the closing date and in connection with the repayment of seller notes payable, the OP Unit Loans were increased in the amount of $255,937 and the Initial Interest Rate of 7.613% was changed to a Modified Rate of 10.0153% in accordance with the secured promissory notes. The loans are secured by the 265,035 OP Units which were issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and in connection with the repayment of seller notes and also by guarantees from the principals of SIC for 25% of the total loan amounts. The OP Unit Loans mature on December 9, 2015 or earlier if the underlying shopping centers are sold, and interest and principal are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

and the outstanding balances of the loans are repaid. As of September
30, 2000 and December 31, 1999, the balances of these OP Unit Loans totaled $2,317,965 and $2,077,886, respectively, and are shown as loans receivable from affiliates on the consolidated balance sheets.

NOTE 7 - EARNINGS PER SHARE

Basic net income per share in the amount of $.15 and $.18 and $.53 and $.54 for the three and nine months ended September 30, 2000 and 1999, respectively, equals net income for the periods ($1,198,804 and $1,450,147 and $4,235,627 and $4,334,071, respectively), divided by the weighted average number of shares outstanding for the periods (8,049,179 and 8,046,859 and 8,048,798 and 8,046,478, respectively).

Diluted net income per share in the amount of $.15 and $.18 and $.53 and $.53 for the three and nine months ended September 30, 2000 and 1999, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,049,179 and 8,210,252 and 8,048,798 and 8,209,871, respectively).

Options to purchase shares of Common Stock which were granted in August 1999, to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company, did not have a dilutive effect under the treasury stock method, because the average market price of the Company's Common Stock during the nine months ended September 30, 2000 did not exceed the exercise price of the options. During the nine months ended September 30, 2000, 23,000 of these option grants were terminated and 7,000 remain outstanding with an option price of $9.50. None have been exercised.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at September 30, 2000 and 1999 into an additional 765,780 and 545,812 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

A current or previous owner or operator of real property may be legally liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such liability may exist whether or not the owner or operator knew of, or was responsible for, such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances may adversely affect the owner's ability to borrow funds using such real property as collateral. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be liable for removal or remediation costs, as well as certain other potential costs which could relate to such hazardous or toxic substances or ACMs (including governmental fines and injuries to persons and property). To date, the Company has not incurred any costs relating to the removal or remediation of hazardous or toxic substances. However, the presence, with or

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition.

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation, with the exception of the Mountain Park Plaza property. A Phase II investigation at this property, in February 1998, determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). Based on this report and notification to GAEPD, additional investigation, monitoring and/or remediation may be required by GAEPD. These hazardous materials were determined to emanate from an on-site dry cleaner and an adjacent service station with a pre-existing, and documented, leaking underground storage tank. Property management and the Company have taken preliminary steps in providing appropriate notification to GAEPD on these matters together with notification and possible remedies against both the on-site dry cleaner and adjacent service station. Dependent on a numerical score "ranking" for the site which is dependent on several factors (the most important being the potential for human exposure to occur) the GAEPD may require additional investigation and/or remediation. On May 28, 1999 management received notification form GAEPD that the site was added to the GAEPD Hazardous Site Inventory ("HSI"). Management has recently completed a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI. The re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation and a formal report has been submitted to GAEPD to indicate such and to qualify the property for de-listing. Management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy. GAEPD has not yet responded to management's submission and management, at this time, is unable to predict further requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of September 30, 2000, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"), and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage").

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

The Company requires long-term financing in order to invest in and hold its portfolio of Retail Properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value. A note payable to New York Life Insurance Company in the amount of approximately $4,647,000 was prepaid on June 9, 2000, through additional proceeds from the Credit Facility. The Credit Facility, with a balance of $38,818,000 at September 30, 2000, matures December 30, 2000. The Company has entered into a preliminary agreement with Fleet Bank to extend the Credit Facility for another three years; however, there can be no assurances that the Credit Facility will be extended. On a short-term basis, the Company requires funds to pay its operating expenses and those of the Retail Properties, to make improvements to the Retail Properties, to pay its debt service and to make distributions to its shareholders. The primary source of the Company's short-term liquidity needs is the cash flow received from the Retail Properties and interest income.

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

The Advisor believes that the stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i) Geographic diversity of its portfolio of real estate.

(ii) 47% of total revenues for the nine months ended September 30, 2000 were earned from shopping center anchor tenants which are national credit tenants and from interest on an FHA Mortgage.

(iii) No single asset accounts for more than 8% of total revenues for the nine months ended September 30, 2000.

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

At September 30, 2000 and 1999, the Company had cash and cash equivalents of approximately $2,213,000 and $2,127,000, respectively. Cash flow from operating activities for the nine months ended September 30, 2000, was approximately $9,517,000 versus $7,663,000 for the same period in 1999. Approximately $4,789,000 was reinvested as improvements to real estate and approximately $558,000 was used to acquire additional real estate. The Company borrowed an additional $8,000,000 through the Credit Facility at a floating rate, 8.155% at September 30,

2000, and paid down approximately $5,067,000 in debt, of which approximately $4,726,000 was at an interest rate of 9.25% Distributions paid to shareholders and holders of minority interests totalled approximately $6,426,000.

As a REIT, the Company is required to distribute at least 95% (90% commencing in 2001) of its taxable income to maintain REIT status. Funds generated from operations are expected to be sufficient to allow the Company to meet this requirement. The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of September 30, 2000 is $15,528. The arrearage is due to different interpretations of the lease, and is expected to be resolved in 2000. With the exception of this amount, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company continues to receive rental payments from the vacated tenant pursuant to the terms of the lease which will expire in June 2007 and both the tenant and the Company are actively pursuing potential sub-tenants or replacement tenants. The Company and A&P have an agreement in principal for A&P to buy out its lease. In addition, the Company expects to enter into a new lease with Publix, with respect to the A&P space, effective in 2001.

(iii) Three of White Oaks Plaza's anchors have vacated their space. Two, Walmart and Winn Dixie, are still paying rent and are current in their lease payments. Negotiations are currently ongoing to possibly sell a portion of the property.

For a discussion of environmental issues affecting one of the Company's Retail Properties see Note 8 to the consolidated financial statements.

In November 2000, a distribution of $1,931,803 ($.24 per share), which was declared in September 2000, was paid to the shareholders from cash flow from operations for the quarter ended September 30, 2000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Gross revenues decreased by approximately $53,000, or .8%, as compared to the same period in 1999. This decrease was primarily due to a decrease in rental income of approximately $114,000, partially offset by an increase in tenant reimbursements of approximately $41,000.

Expenses increased by approximately $291,000, or 6.1%, as compared to the same period in 1999. This increase is primarily due to an increase of approximately $159,000 in depreciation and amortization and $129,000 in interest expense. The increase in depreciation and amortization is primarily due to the increase in the basis of improvements being made at various locations. The increase in interest expense is due to higher borrowings.

During the three months ended September 30, 2000, the Company recorded a gain on sale of real estate of approximately $108,000. There was no such item during 1999.

Net income decreased by approximately $251,000, or 17.3%, for the three months ended September 30, 2000 as compared to the same period for the reasons stated above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Gross revenues increased by approximately $339,000, or 1.8%, during the nine months ended September 30, 2000 as compared to the same period in 1999. This increase reflects increases of approximately $115,000 in rental income, $43,000 in income from equity investments, $58,000 in interest income and $182,000 in other income, partially offset by a decrease of approximately $58,000 in tenant reimbursements. The increase in rental income was primarily due to increased occupancy and percentage rents at several properties. Other income increased due to lease settlements relating to one tenant at Marion City Square and one tenant at White Oaks Plaza.

Expenses increased by approximately $426,000, or 2.9%, during the nine months ended September 30, 2000 as compared to the same period in 1999. This increase was primarily due to increases of approximately $135,000 in repairs and maintenance, $306,000 in interest expense and $138,000 in depreciation and amortization, partially offset by a decrease of approximately $90,000 in real estate taxes. Repairs and maintenance increased due to one time, non-recurring expenditures at several properties. Interest expense increased due to increased borrowings.

During the nine months ended September 30, 2000, the Company recorded a gain on the sale of real estate of approximately $108,000. There was no such item during 1999.

Net income decreased by approximately $98,000, or 2.3%, for the nine months ended September 30, 2000 as compared to the same period in 1999 for the reasons stated above.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents net income (computed in accordance with accounting principles generally accepted in the United States of America, "GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $(5,361) and $132,804 and $182,055 and $268,451 for the three and nine months ended September 30, 2000 and 1999, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and nine months ended September 30, 2000 and 1999 are summarized in the following table:

                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                       ------------------------   -----------------------
                                          2000          1999         2000         1999
                                       ------------------------   -----------------------
Net income                             $1,198,804    $1,450,147   $4,235,627   $4,334,071
Gain on sale of real estate              (108,332)            0     (108,332)           0
Depreciation and amortization of
   real property                        1,250,395     1,103,124    3,530,712    3,260,339
Amortization of insurance contract              0             0            0      200,195
Proportionate share of adjustments
   to equity in income
   from equity investments to arrive
   at funds from operations                62,469        61,808      183,408      182,543
                                       ----------    ----------    ---------   ----------

Funds From Operations ("FFO")           2,403,336     2,615,079    7,841,415    7,977,148

Amortization of deferred financing
   costs                                  114,881       103,197      336,807      268,767
Principal payments received on
   mortgage loans                           8,957         8,193       26,281       24,039
Straight-lining of property rentals
   for rent escalations                     5,361      (132,804)    (182,055)    (268,451)
Improvements to real estate            (2,011,334)     (548,506)  (4,789,200)    (845,310)
Principal repayments on notes
   payable                                (73,404)     (146,534)    (420,363)    (411,632)
Leasing commissions                      (322,150)     (139,861)    (753,054)    (445,516)
                                       ----------    ----------   ----------    ---------

Funds Available for Distribution
   ("FAD")                            $   125,647   $ 1,758,764   $2,059,831  $ 6,299,045
                                       ==========    ==========    =========    =========

Distributions to shareholders         $ 1,931,803   $ 1,931,246   $5,795,409  $ 5,793,738
                                       ==========    ==========    =========    =========

FFO payout ratio                             80.4%         73.9%        73.9%        72.6%
                                       ===========   ==========    =========    =========

Cash flows from:
Operating activities                  $ 2,774,900   $ 1,737,571   $9,516,923  $ 7,663,067
                                       ==========    ==========   ==========   ==========
Investing activities                  $(2,115,490)  $  (970,955) $(5,949,186) $(1,450,230)
                                       ==========   ===========   ==========   ==========
Financing activities                  $(1,284,802)  $(2,492,102) $(3,580,825) $(7,089,432)
                                       ==========    ==========   ==========   ==========

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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of September 30, 2000, approximately 38% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $38,818,000 outstanding under the Credit Facility at September 30, 2000, and taking into account the impact of the interest rate swap agreement in place throughout 2000 as described below, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $288,000 ; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $576,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 to reduce the impact of changes in interest rates on the Credit Facility floating rate debt. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

              John B. Roche ceased to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes was appointed interim Chief Financial Officer effective May 15, 2000. Michael I. Wirth was appointed to the position of Chief Financial Officer and replaced Alan P. Hirmes effective August 16, 2000.

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


                               AEGIS REALTY, INC.
                                  (Registrant)


Date: November 13, 2000                   By:  /s/ Stuart J. Boesky
                                               --------------------
                                               Stuart J. Boesky
                                               Director, Chairman of the
                                               Board, President and
                                               Chief Executive Officer



Date: November 13, 2000                   By:  /s/ Michael I. Wirth
                                               --------------------
                                               Michael I. Wirth
                                               Chief Financial Officer