Form 10-K
period 2000-12-31
AEGIS REALTY INC
filed 2001-03-21
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                        OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                                AEGIS REALTY, INC.
                                ------------------
              (Exact name of Registrant as specified in its Charter)

          Maryland                                      13-3916825
--------------------------                         -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

625 Madison Avenue, New York, New York                      10022
--------------------------------------                -----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
                Title of each class
       -----------------------------------
       Common Stock, par value $.01 per share

       Name of each exchange on which registered:
       ------------------------------------------
       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
       None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2001 was $79,983,582, based on a price of $10.50 per share, the closing sales price for the Registrant's Common Stock on the American Stock Exchange on that date.

     As of March 9, 2001, there were 8,051,141 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Index to exhibits may be found on page 45
Page 1 of 53

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

                                     PART I

Item 1.  Business.

General
-------

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, renovate, own and operate primarily supermarket-anchored neighborhood shopping centers. As of December 31, 2000, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA"), held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage"). The locations of the assets in 14 states provide the Company with a geographically diverse portfolio. Moreover, the Company has a predictable and stable revenue stream that, for the year ended December 31, 2000, was derived approximately 47% from either base rent from anchor tenants or from interest payments on the FHA Mortgage. No single asset accounted for 10% or more of total gross revenues for any of the three years in the period ended December 31, 2000.

The Retail Properties are well located neighborhood shopping centers anchored by nationally recognized and/ or credit tenants such as Kroger, Publix, Safeway, Food Lion, Bi-Lo, Hy-Vee, Walgreens and CVS Stores. The neighborhood centers are typically open air centers ranging in size from 55,000 GLA to approximately 214,000 GLA, with an average of approximately 107,000 GLA. These centers are usually leased to tenants that provide consumers with convenient access to every day necessity items, such as food and pharmacy items; therefore, the Company believes that the economic performance of these centers is less affected by downturns than other retail property types. As of December 31, 2000, the Retail Properties had an average physical occupancy of 92.0%. Through 2006 no more than 10.6% of leased GLA is subject to expiration in any one year. The Multifamily Properties total 290 units and had an average physical occupancy of 94.2% as of December 31, 2000. The FHA Mortgage has a principal balance of approximately $3.2 million and carries an annual interest rate of 8.95%. The underlying property had an average physical occupancy of 86.4% as of December 31, 2000.

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities from Dallas, Texas-based P.O'B. Montgomery & Company (and its investment partners) (see Pending Portfolio Acquisition Transaction, below).

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

In addition, RCC Property Advisors (the "Property Manager"), also an affiliate of Related, has been retained by the Company to provide property management and leasing services to the Retail Properties. The Property Manager is a full service retail management company which has 25 employees, employed in the areas of leasing, accounting, management and redevelopment. The Company represents substantially all of the Property Manager's property management revenue and therefore substantially all of its staff is engaged, on a full-time basis, providing services to the Company.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at December 31, 2000. Also, at December 31, 2000, 5.54% of the OP Units are held by the sellers of three of the Retail Properties and 3.15% are held by affiliates of Related.

Business Plan
-------------

The Company has a focused business/strategic plan designed to increase funds from operations ("FFO") and enhance the value of its stock.

The Company's external growth will be accomplished through continued acquisitions of retail properties either directly or in joint venture on an individual or bulk basis. The Company believes that there are significant opportunities available to acquire undervalued, undermanaged and/or underutilized neighborhood and community shopping centers. The Company believes that by being a consolidator of shopping centers on a national basis, rather than targeting a few markets or a region, it will be able to grow at a meaningful rate, without the need for it to compromise asset quality or current return. In addition, a national acquisition program allows the Company to maintain geographic diversity, which the Company believes reduces the risk otherwise associated with focusing on one region. The Company seeks to acquire primarily, but not exclusively, supermarket-anchored shopping centers, which are well located in primary and secondary markets. Acquisitions will be balanced between stabilized centers that the Company believes are undervalued and centers that may be enhanced through intensive management, leasing, redevelopment or expansion efforts. In all such cases, the Company generally seeks to acquire only those centers that are expected to immediately increase FFO. In addition, the Company will consider strategic combinations in the form of portfolio acquisitions, joint ventures or mergers in order to maximize shareholder value (see "Pending Porfolio Acquisition Transaction" below). The Company's growth will be financed through proceeds of an expandable $60 million senior revolving credit facility shared among Fleet National Bank, KeyBank National Association, Citizens Bank of Rhode Island and Sovereign Bank (the "Credit Facility"), the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate, funds generated from operations in excess of dividend payments and through placements of equity. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value defined as the greater of (i) the sum of (a) the aggregate market value of the Company's outstanding shares of Common Stock and (b) the total debt of the Company or (ii) the aggregate value of the Company's assets as determined by the Advisor based upon third-party or management appraisals and other criteria as the Board of Directors shall determine in its sole discretion. During the period October 1, 1997 through December 31, 2000, the Company acquired 14 Retail Properties and two out-parcels of developable land contiguous to two Retail Properties.

Internal growth will occur from the re-deployment of proceeds from the sale or other disposition of non-core assets currently in the portfolio and through intensive management, leasing and redevelopment services provided to the Company by the Property Manager and the Advisor. The Company considers non-core assets to be those assets the Company has enhanced and no longer offer above market rates of return or those assets which due to location, configuration or tenant profile no longer offer the Company the prospects of better than market rates of growth. The Company regularly reviews its portfolio to identify non-core assets and to determine whether the time is appropriate to sell or otherwise dispose of such assets whose characteristics are no longer suited to the Company's overall growth strategy or operating goals. During the period October 1, 1997 through December 31, 2000, the Company disposed of three non-core assets and one iss under contract for sale. As of December 31, 2000, the Company considers its non-core assets to be the two investments in Limited Partnerships (see Item 2. Properties) and the Woodgate Manor Loan Receivable.

Pending Portfolio Acquisition Transaction
-----------------------------------------

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from Dallas, Texas-based P.O'B. Montgomery & Company (and its investment partners) ("POB"). Under the terms of the acquisition agreement, Aegis has agreed to pay POB and its investment partners total consideration of $203.5 million. The consideration will be comprised of : (i) $3 million in cash, (ii) $58.4 million of OP Units which are convertible on a one-for-one basis into Aegis common stock at a value of $11 per share and cannot be transferred for one year, and (iii) assumption of $142.1 million in non-recourse debt encumbering the acquired shopping centers. The consideration and components of the consideration are subject to certain adjustments provided for in the acquisition agreement.

As a condition to the Acquisition Transaction, Aegis will terminate its advisory agreement and acquire the assets of the Property Manager (consisting primarily of several desktop computers and software) and terminate the property management agreement pursuant to the management internalization agreement which was entered into simultaneously with the acquisition agreement (the "Management Internalization"). Upon closing, certain officers of POB will assume full-time executive positions with Aegis and the Board of Directors will be expanded from five to seven members, four of whom will be independent directors. As a result, Aegis will become self-managed and self-administered.

The Acquisition Transaction is subject to Aegis' stockholder approval and customary conditions, and, if approved, both transactions are expected to close in 2001. The acquisition agreement has been unanimously approved by the Board of Directors of Aegis (including the independent directors) and the shareholders of POB and the management internalization agreement has been unanimously approved by the independent directors of Aegis on behalf of the full Board of Directors. Although there are limitations on Aegis' ability to solicit competing transactions, Aegis' Board of Directors retains the right to consider alternative transactions in accordance with its duties under applicable law. An alternative transaction may include, among others, any merger, consolidation, share exchange or business combination. The exercise of such rights by Aegis' Board of Directors could result in payment of a termination fee of $3 million to POB.

The Advisor will be entitled to its standard acquisition fee of 3.75% of the acquisition price of the properties acquired (equal to $7.5 million if all the POB properties are acquired) in connection with the Acquisition Transaction. In consideration of the Management Internalization, the Property Manager and Advisor will be paid an aggregate amount of approximately $3.5 million subject to adjustments pursuant to the management internalization agreement. The maximum aggregate consideration payable to the Property Manager and the Advisor will be $11 million of which up to $1 million may be paid in cash and the balance will be paid in the form of (i) a distribution of Aegis' non-core, non-retail assets based upon their book value subject to certain adjustments and (ii) Aegis stock issued at a value of $11.

Retail Properties
-----------------

As of December 31, 2000, the Company owned 28 neighborhood shopping centers. See "Item 2. Properties" for a description of each property.

None of the Company's investment properties accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 2000.

During the years ended December 31, 2000, 1999 and 1998, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 11%, 12% and 17%, respectively, of the Company's total revenues.

Based on the carrying value at December 31, 2000, approximately 15% of the Company's investment properties are located in Ohio, 12% are located in Florida, 10% are located in North Carolina and 10% are located in Virginia. No other state comprises more than 10% of the total carrying value.

Investments in Partnerships
---------------------------

As of December 31, 2000, the Company owned equity interests in two partnerships, each of which owns a multi-family residential garden apartment property. See "Item 2. Properties" for a description of each property.

Mortgage Loan Receivable
------------------------

As of December 31, 2000, the Company held a FHA mortgage and an equity loan secured by Woodgate Manor, an apartment complex located in Gainesville, Florida. The FHA mortgage, in the original amount of $3,110,300, has a stated interest rate of 8.95% and matures January 1, 2024. The 8.95% interest rate includes a 0.07% servicing fee paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor. The base interest and principal are co-insured by the FHA (80%) and an affiliate of the Advisor (20%).

The equity loan, in the original amount of $339,700, represented a non-interest bearing advance made to the developer for such items as initial operating deficit escrow requirements and HUD related contingencies such as working capital escrow and cash requirements. Such amounts are due on demand upon six months notice at any time after the tenth anniversary of the initial endorsement of the loan by HUD.

The Company is entitled to call for prepayment of the entire outstanding principal amount of both the mortgage loan and the equity loan. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA and the other co-insurer. The Company's intention is to exercise the call option only if it determines that the value of the underlying development has increased sufficiently enough to assume the risk of foreclosure should the mortgagor fail to make the accelerated payment. The borrower may elect to prepay at any time without incurring prepayment penalties.

The owners of Woodgate Manor have advised the Company that they have entered into an agreement dated December 12, 2000 to sell the property to an unrelated third party. In connection with the sale, both the mortgage loan receivable and the equity loan held by the Company would be repaid in full. The owner has advised the Company that it expects that transaction to close during the first half of 2001 although there can be no assurance of such a closing.

Insurance Policies
------------------

Insured II, an indirectly wholly-owned subsidiary of the Company, is the record owner of three of the Retail Properties. Insured II is the beneficiary of an insurance policy (the "Policy") from Continental Casualty Company ("CNA") which, in effect, insures that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policies and related agreement together with the appraised values of the Retail Properties then owned by Insured II, will equal at least 100% of the aggregate original capital contributions to Insured II allocated to investment in properties ("Original Contributions") on the day on which the last such Retail Property was acquired by Insured II (the "Final Acquisition Date"). The maximum liability of CNA under the Policy will increase pursuant to a formula based upon the length of time such Retail Properties are held by Insured II up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policy is intended to cover various economic risks of the ownership of such Retail Properties, but do not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical deterioration of such properties.

Payment of any amounts due under the Policy will be made to Insured II after the Guaranty Payment Date and the Policy is not a guaranty that shareholders of the Company will receive a return equal to 125% of the Original Contributions to Insured II, as applicable, or any lesser amount insured under the Policy. The Policy will expire in May 2001. Insured I had been the beneficiary of a similar policy that expired in November 1999. No payments were received on the Insured I policy and none are expected on the Insured II policy.

Competition
-----------

The real estate business is highly competitive and substantially all of the properties owned by the Company have active competition from similar properties in their respective vicinities. See the table in "Item 2. Properties" for additional competitive information. With respect to the Mortgage Loan, the Company's business is affected by competition to the extent that the properties from which it derives interest and principal payments may be subject to competition from neighboring properties. In particular, additional interest payments which are not insured are dependent upon the economic performance of the properties and may be affected by competitive conditions. In addition, various other entities have been or may, in the future, be formed by affiliates of the Advisor to engage in businesses which may be competitive with the Company or compete for the time and services of management of the Advisor.

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation. In February 1998, a Phase II investigation of the Mountain Park Plaza property determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). On May 28, 1999 management received notification form GAEPD that the site was added to the GAEPD Hazardous Site Inventory ("HSI"). Management has recently completed a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI. The re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation and, on May 5, 2000, the GAEPD removed the property from the HSI. Management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy.

Notes Payable
-------------

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

The 28 Retail Properties owned by the Company are managed by the Property Manager, an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses. Management fees earned by the Property Manager for the years ended December 31, 2000, 1999 and 1998 totaled approximately $1,085,000, $1,037,000 and $735,000, respectively.

Item 2.  Properties.

Retail Properties
-----------------

As of December 31, 2000, the Company owned 28 neighborhood shopping centers. The following is a description of these shopping centers:
                                                                       % Square                                 Comparable
                                                                         Feet       Annualized                 Competition
                                                          Gross        Leased at    Base Rent at   Main          within a
                            Purchase       Date         Leasable       December      December     Anchor        three-mile
Name and Location            Price       Purchased     Square Feet     31, 2000      31, 2000     Tenant          radius
-----------------            -----       ---------     -----------     --------      --------     ------          ------

Cactus Village           $ 6,330,000      7/25/87         72,598            98%   $   518,000   Safeway(a)       11 shopping
  Glendale, AZ                                                                                  & Walgreens      centers

Hickory Plaza              4,902,000      4/23/87         67,336           100        547,000   Kroger &         8 shopping
  Nashville, TN                                                                                 CVS              centers

Highland Fair              5,950,000      7/24/87         74,764            98        633,000   Safeway          7 shopping
  Gresham, OR                                                                                                    centers

Pablo Plaza                7,500,000      2/18/87        141,565            94        934,000   Publix(b)        11 shopping
  Jacksonville, FL                                                                              & Eckerds        centers

Southhaven                 5,666,000      2/28/87         83,750            83        465,000   Kroger           1 shopping
  Southhaven, MS                                                                                                 center


Town West                  4,932,000      5/11/87         88,200            96        459,000   Kroger &         5 shopping
  Indianapolis, IN                                                                              Office Max (c)   centers

Westbird                   7,000,000      12/31/86       100,087            88        814,000   Publix &         7 shopping
  Miami, FL                                                                                     Eckerds          centers

Winery Square             12,801,700      12/22/87       121,950            93      1,107,000   Food 4           5 shopping
  Fairfield, CA                                                                                 Less &           centers

Walgreens

Mountain View Village     10,350,000      7/25/88         99,908            93        819,000   Kroger           4 shopping
  Snellville, GA                                                                                                 centers

Forest Park Square         8,950,000      5/19/89         92,824           100        868,000   Kroger           2 shopping
  Cincinnati, OH                                                                                                 centers

Kokomo Plaza               6,987,000      5/19/89         89,546            97        589,000   Kroger           6 shopping
  Kokomo, IN                                                                                                     centers

Rolling Hills Square       6,100,000(d)   08/18/88       101,864            96        761,000   Fry's            6 shopping
  Tuscon, AZ                                                                                    Food & Drug      centers


Mountain Park Plaza        6,650,000      12/14/89        77,686            87        273,000   A&P(e),          9 shopping
  Atlanta, GA                                                                                   Future           centers
                                                                                                Store &
                                                                                                Eckerds

Applewood Centre           7,700,000      11/08/90       101,130            97        733,000   Hy-Vee           5 shopping
  Omaha, NE                                                                                     Food             centers
                                                                                                Store

Birdneck Center            3,115,000      12/31/97        67,060            96        458,000   Eckerds &        8 shopping
  Virginia Beach, VA                                                                            Food Lion        centers

The Market Place           5,400,000      12/31/97       125,095            95        644,000   Bi-Lo &          3 shopping
  Newton, NC                                                                                    Big Lots         cemters

Barclay Place              3,800,000      3/31/98         81,459            84        512,000   Food Lion(f)     13 shopping
  Lakeland, FL                                                                                                   centers

The Village At Waterford   6,250,000      4/22/98         79,162            98        692,000   Winn-Dixie       1 shopping
  Midlothian, VA                                                                                                 center

Governor's Square          8,200,000      5/28/98        183,339            85        991,000   Odd Lots         5 shopping
  Montgomery, AL                                                                                                 centers

Marion City Square         5,100,000      6/25/98        163,970            84        731,000   Roses, Bi-Lo     1 shopping
  Marion, NC                                                                                    & CVS            center

Dunlop Village             5,000,000      9/1/98          77,315            86        509,000   Food Lion        6 shopping
  Colonial Heights, VA                                                                          & CVS            centers

Centre Stage               6,990,000      9/2/98         146,549            98        830,000   K-Mart &         2 shopping
  Springfield, TN                                                                               Food Lion        centers

White Oaks Plaza           8,125,000      9/9/98         186,758            76        581,000   Winn-Dixie &     2 shopping
  Spindale, NC                                                                                  Wal-Mart (g)     centers

Cape Henry                 3,900,000      9/29/98         55,075           100        530,000   Food Lion &      8 shopping
  Virginia Beach, VA                                                                            Rite-Aid         centers

Emporia West               2,900,000      11/17/98        76,705           100        381,000   Dillon Food      6 shopping
  Emporia, KS                                                                                   Store            centers

Oxford Mall                8,650,000      11/24/98       166,880            78      1,075,000   Goody's,         2 shopping
  Oxford, MS                                                                                    JC Penney,       centers
                                                                                                Stage &
                                                                                                Wal-Mart(h)

Southgate                 15,100,000      12/9/98        214,321            97      1,466,000   Big Bear         4 shopping
  Heath, OH                                                                                     Stores(i),       centers
                                                                                                Dunham's
                                                                                                Sporting,
                                                                                                Odd-Lots &
                                                                                                Rite-Aid

Crossroads East            4,800,000      12/9/98         71,925            86        482,000   (j)              3 shopping
  Columbus, OH                                                                                                   centers


     (a) Tenant has vacated but continues to be liable for all amounts due under its lease. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of December 31, 2000 is $16,604. The arrears is due to different interpretations of the lease which is expected to be resolved in 2001. With the exception of this amount, lease payments are current as of December 31, 2000.

     (b) Publix has vacated and has subleased the space to Office Depot. Publix continues to be liable for all amounts due under its lease. Payments due under sublease were current as of December 31, 2000.

     (c) Tenant closed its store on February 28, 2000 but is still obligated to pay rent under its lease. Lease payments are current to date.

     (d) The purchase price does not include the acquisition, on September 8, 1999, of an out-parcel of developable land contiguous to the shopping center for a purchase price of $325,000.

     (e) The lease with A&P has been terminated as of September 30, 2000 and a new lease has been executed with Publix, which is expected to open in late 2001. Annual base rent is $409,507. The anchor tenant space is vacant at December 31, 2000. Annualized rent does not include the A&P or Publix base rent amount.

     (f) Tenant has vacated on November 4, 2000, but is still responsible for rent through the termination of lease. Lease rents are current as of December 31, 2000.

     (g) Both Winn-Dixie and Wal-Mart have vacated but are responsible for rent through the termination of the lease. Lease rents are current as of December 31, 2000.

     (h) The portion of the property occupied by Wal-Mart is not owned by the Company.

     (i) The tenant's parent corporation, Penn Traffic Co. filed for Chapter 11 bankruptcy on March 1, 1999. Lease payments are current as of December 31, 2000.

     (j) The current configuration of the shopping center does not include an anchor tenant.


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

Investments in Partnerships
---------------------------

As of December 31, 2000, the Company owned partnership interests in two partnerships, each of which owns a multi-family residential garden apartment property.

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on an initial investment of $3,799,620, and 9.85% on a subsequent investment of $1,949,805. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,826,245 and $1,763,772 at December 31, 2000 and 1999, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Pinehurst apartment complex contains 96 apartment units and was approximately 97.9% occupied as of December 31, 2000. The Company's percentage of ownership in Pinehurst is 98.99%.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments (see Item 1. Business.-Mortgage Loans). This equity interest earns an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 2000, the Company had received all of the preferred returns due from FAI. Weatherly Walk Apartments contains 194 apartment units and was approximately 91.7% occupied as of December 31, 2000.

Item 3.  Legal Proceedings.

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is either a director of Aegis or the Advisor. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies L.P., index No. 01-600669. The suit is a purported class and derivative action in connection with the Acquisition Transaction and the Management Internalization described in
Note 1. The suit alleges that the defendants breached their fiduciary duty to Aegis' stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to the Advisor and the Property Manager. The lawsuit seeks preliminary and permanent injunctive relief against the consummation of the Acquisition Transaction and the Management Internalization in addition to unspecified damages, costs and attorney's fees.

Aegis has retained counsel with regard to the lawsuit and the defendants intend to defend the action vigorously. With respect to the allegations in the lawsuit, the defendants have advised that they continue to believe that the transactions are fair and reasonable and in the best interests of Aegis and its stockholders and will be submitted for approval by a vote of Aegis' stockholders.

The Company believes that it has meritorious defenses to the claims brought in the lawsuit described above, but is unable to predict the effect of the outcome of this lawsuit on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of this proceeding is uncertain. No provision has been recorded on the financial statements of the Company to reflect the above litigation.

Except for the lawsuit described above, the Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Shareholders.

The pending portfolio acquisition is subject to approval by shareholders. See Pending Portfolio Acquisition Transaction in "Item 1 - Business."


                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

As of March 9, 2001, there were 1,491 registered shareholders of record owning 8,051,141 shares of Common Stock. The Company's Common Stock has been listed on the American Stock Exchange since October 10, 1997 under the symbol "AER". Prior to October 10, 1997, there was no established public trading market for the Company's Common Stock.

The high and low prices for each quarterly period of the last two years for which the shares of Common Stock were traded were as follows:

                     2000             2000              1999            1999
Quarter Ended        Low              High              Low             High
-------------        ---              ----              ---             ----

March 31           $ 8 3/8         $  8 15/16         $ 9 5/16        $ 10 3/8
June 30              8 5/8           10 14/16           9 3/8           10 5/16
September 30         9 5/8           10 1/2             9               10 1/4
December 31          9 3/4           10 3/16            8 5/8            9 5/16

The last reported sale price of Common Stock on the American Stock Exchange on March 9, 2001 was $10.50.

Incentive Stock Option Plan
---------------------------

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its affiliates and their respective employees and officers with the interests of the stockholders by providing the Advisor and its affiliates with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of Common Stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of Common Stock which does not exceed three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997). Any options not granted in a given year are carried over and become available to be granted in subsequent years. The maximum number of shares that can be issued over the life of the Incentive Stock Option Plan is 805,073.

All options granted will have an exercise price equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan may vest immediately upon issuance or may vest later, as determined by the Compensation Committee. The Company's distributions per share of Common Stock for the years ended December 31, 2000 and 1999 did not exceed $.96 per share therefore no options were able to be issued. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of December 31, 1998 are equal to 241,346 shares.

On August 6, 1999, options to purchase 30,000 shares of Common Stock were granted to an officer of the Company and certain employees of an affiliate of the Advisor, who are not employees of the Company. The exercise price of these options is $9.50 per share. The term of each option is ten years. The options vest in equal installments on August 6, 2000, 2001 and 2002. Each of the grantees has terminated employment and all the options were forfeited prior to vesting. No options were issued during 2000. In connection with the Acquisition Transaction, the remaining unissued and issuable options upon consummation of the Acquisition Tranasaction at an exercise price of no less than $11.00 per share.

Stock Repurchase Plan
---------------------

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of both December 31, 2000 and 1999, the Company had acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

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

Other
-----

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director increased from $15,000 to $17,500 and the maximum payable in cash increased from $5,000 to $7,500. As of December 31, 2000 and 1999, 2,376 and 1,216 shares, respectively, having an aggregate value of $22,500 and $12,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services. An additional 981 shares with an aggregate value of $10,000 were issued to each independent Director in January, 2001.

Distribution Information
------------------------

Distributions Per Share
-----------------------

Quarterly cash distributions per share for the years ended December 31, 2000 and 1999 were as follows:

Cash Distribution                                                  Total Amount
for Quarter Ended          Date Paid           Per Share            Distributed
-----------------          ---------           ---------          --------------

March 31, 2000              5/15/00            $   .240               $1,931,803
June 30, 2000               8/14/00                .240                1,931,803
September 30, 2000         11/14/00                .240                1,931,803
December 31, 2000           2/14/01                .240                1,931,803
                                                -------                ---------

Total for 2000                                 $   .960               $7,727,212
                                                =======                =========

Cash Distribution                                                  Total Amount
for Quarter Ended          Date Paid           Per Share            Distributed
-----------------          ---------           ---------          --------------

March 31, 1999              5/14/99            $   .240               $1,931,246
June 30, 1999               8/15/99                .240                1,931,246
September 30, 1999         11/14/99                .240                1,931,246
December 31, 1999           2/14/00                .240                1,931,247
                                                -------                ---------

Total for 1999                                 $   .960               $7,724,985
                                                =======                =========

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

Recent Sales/Issuance of Unregistered Equity Securities
-------------------------------------------------------

(i)  Securities Issued

The following table sets forth the date of issuance, title and amount of unregistered securities issued by the Company's subsidiary, the Operating
Partnership:

Date of Sale/Issuance               Title                     Number
---------------------               -----                     ------
10/01/97                            OP Units                   46,836
06/02/98                            OP Units                   94,726
12/10/98                            OP Units                  376,063
05/28/99                            OP Units                   28,187
12/09/99                            OP Units                  231,401
04/18/00                            OP Units                   (3,371)
06/19/00                            OP Units                   (8,062)
                                                              --------
                                                              765,780

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


                                                                    Year ended December 31,
                                      ------------------------------------------------------------------------------------
OPERATIONS                                 2000           1999               1998           1997 (a)           1996 (a)
----------                            ------------    ------------       ------------       ------------       ------------

Total revenues                       $ 26,167,270    $ 25,354,501       $ 19,504,803       $ 10,755,797       $  9,224,030

Total expenses                        (20,147,117)    (19,133,837)       (13,544,516)        (7,309,038)        (6,797,394)
                                     ------------    ------------       ------------       ------------       ------------

Income before gain on sale of           6,020,153       6,220,664          5,960,287          3,446,759          2,426,636
  investment

Gain on sale of real estate               108,332               0                  0                  0                  0

Gain on sale of investment in
  partnership (b)                               0               0                  0            779,893                  0
                                     ------------    ------------       ------------       ------------       ------------

Income before minority interest         6,128,485       6,220,664          6,740,180          3,446,759                  0

Minority interest in income of the
  Operating Partnership                  (535,490)       (397,583)           (93,547)            (8,263)                 0
                                     ------------    ------------       ------------       ------------       ------------

Net income                           $  5,592,995    $  5,823,081       $  6,646,633       $  3,438,496       $  2,426,636
                                     ============    ============       ============       ============       ============


Net income applicable to common      $  5,592,995    $  5,823,081       $  6,646,633       $  1,420,370(d)
                                     ============    ============       ============       ============
shareholders


Net income per share (f) (c)

Basic                                $        .69    $        .72       $        .83       $        .18(d)
                                     ============    ============       ============       ============

Diluted                              $        .69    $        .72       $        .82       $        .18(d)
                                     ============    ============       ============       ============


Weighted average shares
  outstanding: (c)

Basic                                   8,048,894       8,046,574          8,049,987          8,050,727(d)
                                     ============    ============       ============       ============

Diluted                                 8,048,952       8,046,574          8,075,390          8,050,727(d)
                                     ============    ============       ============       ============

                                                                         December 31,
                                      ------------------------------------------------------------------------------------
FINANCIAL POSITION                         2000           1999          1998         1997 (a)       1996 (a)
------------------                    ------------    ------------   ------------  ------------   ------------


Total assets                          $197,693,943   $193,392,424   $195,389,970   $148,639,328   $ 75,842,337
                                      ============   ============   ============   ============   ============

Notes payable                         $ 64,972,605   $ 59,239,944   $ 58,864,099   $ 18,544,242   $  5,565,841
                                      ============   ============   ============   ============   ============

Total liabilities                     $ 71,564,672   $ 64,830,450   $ 65,402,567   $ 22,866,886   $  6,746,907
                                      ============   ============   ============   ============   ============

Minority interest                     $  6,941,884   $  7,260,370   $  6,803,895   $    727,431
                                      ============   ============   ============   ============

Total shareholders'                   $119,187,387   $121,301,604   $123,183,508   $125,045,011   $ 69,095,430
equity/partners'                      ============   ============   ============   ============   ============
capital

DISTRIBUTIONS

Total BUC$holder distributions                N/A            N/A            N/A     $ 2,700,004(e) $ 3,600,005
                                      ============   ============   ============   ============   ============
Total shareholder distributions          7,727,212      7,724,985      8,330,865      1,932,174(d)
                                      ============   ============   ============   ============

Distributions per share (c)                    .96            .96           1.04            .24(d)
                                      ============   ============   ============   ============


OTHER DATA
                                                    Year              Year             Year
                                                   Ended             Ended             Ended
                                                December 31,      December 31,     December 31,
                                                    2000              1999             1998
                                                -------------   ---------------    -----------

Funds From Operations ("FFO") (g)              $   10,445,374    $   10,646,024    $  9,974,863
                                               ==============    ==============    ============

Funds Available for Distribution ("FAD") (g)   $    2,973,856    $    8,254,454    $  8,969,572
                                               ==============    ==============    ============

FFO payout ratio (h)                                     74.0%             72.6%           83.5%
                                               ==============    ==============    ============
Cash flows from:
Operating activities                           $   11,189,802    $    9,567,923    $  9,584,324
                                               ==============    ==============    ============
Investing activities                           $   (8,090,815)   $   (1,970,601)   $(20,087,699)
                                               ==============    ==============    ============
Financing activities                           $   (3,850,809)   $   (8,374,501)   $  6,778,799
                                               ==============    ==============    ============


(a) Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Insured I. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Insured I and the other Partnerships pursuant to the Consolidation.

(b) The 1998 results of operations reflect a gain of $779,893 recognized upon the sale of the Company's limited partnership interest in Dominion Totem Park Limited Partnership.

(c) Net income and distribution per share information for periods before October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

(d) Represents amount for the three months ended December 31, 1997.

(e) Represents amount for the nine months ended September 30, 1997.

(f) Net income per share equals net income divided by the weighted average shares outstanding for the period.

(g) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a definition and calculation of Funds From Operations and Funds Available for Distribution.

(h) Represents total shareholder distributions divided by FFO.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company requires long-term financing in order to invest in and maintain its portfolio of Retail Properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value. On a short-term basis, the Company requires funds to pay its operating expenses and those of the Retail Properties, to make improvements to the Retail Properties, pay its debt service and make distributions to its shareholders. The primary source of the Company's short-term liquidity needs are the cash flow received from the Retail Properties and interest income.

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

(ii) 47% of total revenues for the year ended December 31, 2000 were earned from shopping center anchor tenants which are national credit tenants and from interest on an FHA Mortgage.

(iii) No single asset accounts for 10% or more of total revenues for the year ended December 31, 2000.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

During the year ended December 31, 2000, cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $752,000. This decrease was primarily due to improvements to real estate ($6,199,000), acquisitions of real estate including acquisition expenses ($558,000), distributions paid to shareholders ($7,727,000), an increase in deferred costs ($1,042,000), periodic principal payments on notes payable ($297,000) and distributions paid to minority interest ($815,000) which exceeded net cash provided by operating activities ($10,637,000), net proceeds from the sale of real estate ($154,000) and net proceeds from notes payable ($6,030,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $5,244,000.

As part of the renewal of the lease for the anchor tenant at the Westbird property, the Company made approximately $2,140,000 in tenant improvements during 2000. The term of the new lease is 20 years with a minimum annual rent of $246,000. The minimum annual rent under the old lease was $103,000. In addition, Governors Square had over $1,250,000 in improvements and Rolling Hills had $810,000. The total amount of all property's tenant improvements during 2000 totaled over $6,200,000 and were funded by cash from continuing operations and borrowings on the Credit Facility.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of December 31, 2000 is $16,604. The arrearage is due to different interpretations of the lease which is expected to be resolved in 2001. With the exception of this amount, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. The Company is actively pursuing potential replacement tenants and at the appropriate time, hopes to be able to negotiate a termination agreement with the vacated tenant.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix. Publix will take physical occupancy in the third quarter of 2001.

(iii) Three of White Oaks Plaza's anchors have vacated their spaces. Two, Walmart and Winn Dixie, are still paying rent and are current in their rent payments. The Company is in discussions regarding the sale of a portion of the property.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000 but the original lessee is still obligated to pay rent. To date, the lessee is current with all rent payments.

(v) Food Lion, located in Barclay Place, closed their store in December 2000. They are still obligated to pay rent through the expiration of its lease. To date, Food Lion is current with all rent payments.

In February 2001, a distribution of $1,931,803 ($.24 per share), which was declared in December 2000, was paid to the shareholders from cash flow from operations for the quarter ended December 31, 2000.

The owners of Woodgate Manor have advised the Company that they have entered into an agreement dated December 12, 2000 to sell the property to an unaffiliated third party. In connection with the sale, both the mortgage loan receivable and equity loan held by the Company will be repaid in full. The Company anticipates receiving approximately $3.5 million as repayment for the loans.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

Net income for the year ended December 31, 2000 decreased by approximately $230,000, or 4%, as compared to the year ended 1999. Revenues, for the period, increased by approximately $813,000, or 3%, as compared to the same period for 1999, while expenses increased by approximately $1,013,000, or 5.3%. Minority interest in income increased by approximately $138,000. During the year ended December 31, 2000, the Company recognized a gain on sale of real estate of approximately $108,000. There was no such transaction in 1999.

The increase in revenues for the year ended December 31, 2000 as compared to 1999 was primarily due to approximate increases in rental income of $276,000, an increase in income from equity investments of $86,000, an increase in early lease termination payments of $406,000 and an increase in interest income of $79,000 partially offset by decreases in tenant reimbursements of $8,000 and in other income of $27,000.

Approximately $378,000 of the total increase in rental income was due to the minimum rent of Winery Square, Pablo Plaza, Rolling Hills and reimbursement charges offset by the decrease in White Oak Plaza minimum rent and Oxford Mall, Southgate, Emporia West and Crossroads retro property taxes. Included in early lease termination payments is a $300,000 lease settlement paid by A&P as a fee for terminating their lease at Mountain Park. The increase in income from equity investments was primarily due to $23,000 increase in Pinehurst income and $63,000 increase in Weatherly Walk income. The increase in interest income was primarily due to the $74,000 increase in the Crossroads and Southgate OP Unit Loan mortgage interest income.

The increase in expenses for the year ended December 31, 2000 as compared to 1999, was primarily due to increases of $187,000 in repairs and maintenance,
$58,000 in operating expenses, $461,000 in interest expense, $289,000 in depreciation and $145,000 in other expenses, partially offset by a decrease in real estate taxes of approximately $45,000 and $80,000 in general and administrative expenses.

Repairs and maintenance increased $88,000 due to parking lot light repairs, $70,000 in snow removal and $24,000 in grounds landscaping, offset by a decrease in painting of approximately $29,000. The increase in operating expenses is due to unamortized lease costs, property management fees, and water and sewer expenses of approximately $130,000. These operating expenses were offset by a decrease of $62,000 in legal expenses incurred in 1999 but not in 2000. The decrease in real estate taxes was primarily due to $125,000 of Southgate and Crossroads prior year adjustments offset by $80,000 increase of real estate taxes. Interest expense increased $857,000 due to the increased use of the Credit Facility and was offset by $288,000 decrease due to the repayment of the New York Life note payable and $104,000 decrease in rate swap interest. Of the increase in depreciation and amortization, approximately $224,000 was due to increased depreciation of additional improvements of Governor's Square, Westbird and several other properties and $151,000 was due to increased amortization of the deferred costs associated with the Credit Facility. These increases were partially offset by $200,000 due to the repayment of the New York Life note payable. The increase in other expenses was due to $193,000 in a write off of projects that were abandoned, offset by $61,000 decrease in bad debt expense.

A gain on sale of real estate of approximately $108,000 was recognized in the year ended December 31, 2000. No such transaction occurred in 1999.

Minority interest in the income of the Operating Partnership increased approximately $138,000 for the year ended December 31, 2000 as compared to 1999 primarily due to the increase in OP Units in connection with the post closing price adjustment and settlement of the seller notes relating to the acquisition of Southgate and Crossroads on December 9, 1999.

Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------

Net income for the year ended December 31, 1999 decreased by approximately $824,000, or 12.4%, as compared to the year ended 1998. Revenues, for the period, increased by approximately $5,850,000, or 30%, as compared to the same period for 1998, while expenses increased by approximately $5,589,000, or 41.3%. Minority interest in income increased by approximately $304,000. During the year ended December 31, 1998, the Company recognized a gain on sale of investment in partnership of approximately $780,000. There was no such transaction in 1999.

The increase in revenues for the year ended December 31, 1999 as compared to 1998 was primarily due to increases in rental income of $6,277,000, an increase in tenant reimbursements of $767,000, an increase in early lease termination payments of $80,000, and an increase in other income of $24,000, partially offset by decreases in income from equity investments of $133,000 and interest income of $1,167,000.

Approximately $6,322,000 of the total increase in rental income was due to the acquisition of 12 Retail Properties during 1998 (the "1998 Acquisition"). Of the increase in tenant reimbursements, approximately $1,576,000 was due to the 1998 Acquisition, offset by a decrease of approximately $809,000 due to additional billings and increases in estimates for recoverable amounts in 1998. The decrease in income from equity investments was primarily due to the sale of the Company's limited partnership interest in Dominion and a decrease in income from Pinehurst. The decrease in interest income was primarily due to the repayment of the Cross Creek and Weatherly Walk FHA Mortgage loans and the repayment of the Cross Creek Loan in mid to late 1998.

The increase in expenses for the year ended December 31, 1999 as compared to 1998, was primarily due to approximate increases of $406,000 in repairs and maintenance, $864,000 in operating expenses, $712,000 in real estate taxes, $2,558,000 in interest expense, $178,000 in general and administrative expenses and $1,049,000 in depreciation, partially offset by a decrease in other expenses of approximately $178,000.

Repairs and maintenance increased approximately $656,000 due to the 1998 Acquisition, offset by a decrease in spending at non-1998 Acquisition properties of approximately $250,000 due primarily to parking lot light repairs, roofing repairs and painting expenses incurred in 1998 but not in 1999. The increases in operating expenses and real estate taxes were due almost exclusively to the 1998 Acquisition. Interest expense increased primarily due to increased use of the Credit Facility and the assumption of existing debt on four of the properties included in the 1998 Acquisition. Of the increase in depreciation and amortization, approximately $1,173,000 was due to the 1998 Acquisition and $149,000 was due to increased amortization of the deferred costs associated with the Credit Facility. These increases were partially offset by approximately $404,000 relating to deferred insurance costs becoming fully amortized during 1999. the decrease in other expenses was primarily due to decreases in bad debt expenses and losses on the repayment of the Cross Creek and Weatherly Walk loans in 1998, partially offset by increases due to the 1998 Acquisition.

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

Funds from Operations and Funds Available for Distribution
----------------------------------------------------------

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, pay distributions to shareholders, and to fund other cash needs.

Funds available for distribution ("FAD") represents FFO plus recurring principal receipts from mortgage loans less lease commissions, recurring capital expenditures (excluding property acquisitions) and debt principal amortization. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $241,592, $367,078 and $191,057 for the years ended December 31, 2000, 1999 and 1998, respectively. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

FFO, as calculated in accordance with the NAREIT definition, and FAD for the years ended December 31, 2000 and 1999 and the three months ended December 31, 1997 are summarized in the following table:

                                                              Year              Year             Year
                                                             Ended             Ended             Ended
                                                          December 31,      December 31,     December 31,
                                                              2000              1999             1998
                                                          -------------   ---------------    -----------

Net income                                                 $  5,592,995     $  5,823,081     $  6,646,633
Gain on sale of investment in partnership                             0                0         (779,893)
Gain on sale of real estate                                    (108,332)               0                0
Loss on repayment of mortgages and loans receivable                   0                0          138,438
Depreciation and amortization of real property                4,718,128        4,377,099        3,143,873
Amortization of insurance contract                                    0          200,195          600,580
Depreciation and amortization from equity investments           242,583          245,649          225,232
                                                           ------------     ------------     ------------

Funds From Operations ("FFO")                                10,445,374       10,646,024        9,974,863

Amortization of deferred financing costs                        525,513          377,665          222,538
Principal payments received on mortgage loans                    35,439           32,416          105,124
Straight-lining of property rentals for rent escalations       (241,592)        (367,078)        (191,057)
Improvements to real estate                                  (6,198,584)      (1,308,093)        (695,177)
Principal repayments on notes payable                          (296,865)        (538,401)        (280,463)
Leasing commissions                                          (1,295,429)        (588,079)        (166,256)
                                                           ------------     ------------     ------------

Funds Available for Distribution ("FAD")                   $  2,973,856     $  8,254,454     $  8,969,572
                                                           ============     ============     ============

Distributions to shareholders                              $  7,727,212     $  7,724,985     $  8,330,865
                                                           ============     ============     ============

FFO payout ratio                                                   74.0%            72.6%            83.5%
                                                           ============     ============     ============

Funds From Operations ("FFO"):                             $ 10,445,374     $ 10,646,024     $  9,974,863
Minority interest in income of the operating partnership:       535,490          397,583           93,547
                                                           ------------     ------------     ------------
FFO available to common shares and OP Units                $ 10,980,864     $ 11,043,607     $ 10,068,410
                                                           ============     ============     ============

Cash flows from:
Operating activities                                       $ 11,189,802     $  9,567,923     $  9,584,324
                                                           ============     ============     ============
Investing activities                                       $ (8,090,815)    $ (1,970,601)    $(20,087,699)
                                                           ============     ============     ============
Financing activities                                       $ (3,850,809)    $ (8,374,501)    $  6,778,799
                                                           ============     ============     ============

Weighted average common shares outstanding                    8,048,952        8,046,574        8,049,987
                                                           ============     ============     ============
Weighted average common shares and OP Units outstanding       8,819,484        8,594,904        8,173,478
                                                           ============     ============     ============


Recently Issued Accounting Standards
------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and is effective for the Company beginning with the first quarter of 2001. The Company has no derivative instruments at December 31, 2000, so implementation of this standard will have no impact on the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extiguisment of Liabilities" replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement, required in the second quarter of 2001, will have a material impact on the Company's financial statements.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The debt financing used to raise capital for the acquisition of the Company's investments exposes the Company to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international political considerations and other factors beyond the control of the Company.

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of December 31, 2000, approximately 36% of the Company's total notes payable outstanding are either fixed rate or non-interest bearing, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $41,693,000 outstanding under the Credit Facility at December 31, 2000, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $417,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $834,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 at a fixed rate of 5.44%. This agreement expired on December 1, 2000. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Item 8.  Financial Statements and Supplementary Data.
                                                                Page
                                                           ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report                            20

         Consolidated   Balance  Sheets
         as of  December  31,  2000 and
         1999                                                    21

         Consolidated   Statements   of
         Income  for  the  years  ended
         December  31,  2000,  1999 and
         1998                                                    22

         Consolidated   Statements   of
         Changes    in    Shareholders'
         Equity/Partners'       Capital
         (Deficit)    for   the   years
         ended   December   31,   2000,
         1999 and 1998                                           23

         Consolidated   Statements   of
         Cash   Flows   for  the  years
         ended   December   31,   2000,
         1999 and 1998                                           24

         Notes     to      Consolidated
         Financial Statements                                    26

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors of
Aegis Realty, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Aegis Realty, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aegis Realty, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

February 23, 2001

                        AEGIS REALTY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                          ----------------------
                                                                          2000              1999
                                                                          ----------------------
                                     ASSETS

Real estate, net                                                     $ 175,156,729    $ 172,784,964
Investment in partnerships                                               5,746,841        5,923,199
Mortgage loan receivable                                                 3,170,322        3,220,191
Loans receivable from affiliates                                         2,312,543        2,077,886
Cash and cash equivalents                                                1,474,473        2,226,295
Accounts receivable-tenants, net of allowance for doubtful
  accounts of $383,000 and $343,000, respectively                        3,215,665        2,958,033
Deferred costs, net                                                      5,679,884        2,800,537
Other assets                                                               937,486        1,401,319
                                                                     -------------    -------------

  Total Assets                                                       $ 197,693,943    $ 193,392,424
                                                                     =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                                      $  64,972,605    $  59,239,944
  Accounts payable and other liabilities                                 4,476,477        3,514,381
  Distributions payable                                                  2,115,590        2,076,125
                                                                     -------------    -------------

  Total Liabilities                                                     71,564,672       64,830,450
                                                                     -------------    -------------

Minority interest of unitholders in the Operating Partnership            6,941,884        7,260,370
                                                                     -------------    -------------

Commitments and Contingencies

  Shareholders' equity:
  Common stock; $.01 par value; 50,000,000 shares authorized;
  8,055,479 issued and 8,049,179 outstanding and 8,053,159
   issued and 8,046,859 outstanding in 2000 and 1999, respectively          80,554           80,531
  Treasury stock; $.01 par value; 6,300 shares                                 (63)             (63)
  Additional paid in capital                                           125,339,053      125,319,076
  Distributions in excess of net income                                 (6,232,157)      (4,097,940)
                                                                     -------------    -------------

  Total Shareholders' Equity                                           119,187,387      121,301,604
                                                                     -------------    -------------

  Total Liabilities and Shareholders' Equity                         $ 197,693,943    $ 193,392,424
                                                                     =============    =============


See accompanying notes to consolidated financial statements.

                        AEGIS REALTY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       Years Ended December 31,
                                            -------------------------------------------
                                                    2000         1999           1998
                                            -------------------------------------------
Revenues:

  Rental income                             $ 19,956,353    $ 19,680,116    $ 13,402,982
  Tenant reimbursements                        4,674,235       4,682,075       3,914,656
  Early lease termination payments               500,162          93,846          13,464
  Income from equity investments                 376,903         291,082         423,624
  Interest income                                561,693         482,442       1,649,071
  Other                                           97,924         124,940         101,006
                                            ------------    ------------    ------------

  Total revenues                              26,167,270      25,354,501      19,504,803
                                            ------------    ------------    ------------

Expenses:

  Repairs and maintenance                      2,097,007       1,910,194       1,503,746
  Operating                                    2,708,158       2,650,579       1,786,619
  Real estate taxes                            2,391,257       2,436,047       1,724,424
  Interest                                     4,950,058       4,489,556       1,931,874
  General and administrative                   1,917,587       1,998,052       1,819,556
  Depreciation and amortization                5,186,493       4,897,811       3,849,190
  Other                                          896,557         751,598         929,107
                                            ------------    ------------    ------------

  Total expenses                              20,147,117      19,133,837      13,544,516
                                            ------------    ------------    ------------

Income before gains on sale                    6,020,153       6,220,664       5,960,287
Gain on sale of real estate                      108,332               0               0
Gain on sale of investment in partnership              0               0         779,893
                                            ------------    ------------    ------------

Income before minority interest                6,128,485       6,220,664       6,740,180

Minority interest in income of the
  Operating Partnership                         (535,490)       (397,583)        (93,547)
                                            ------------    ------------    ------------

Net income                                  $  5,592,995    $  5,823,081    $  6,646,633
                                            ============    ============    ============

Net income per share:

  Basic                                     $        .69    $        .72    $        .83
                                            ============    ============    ============

  Diluted                                   $        .69    $        .72    $        .82
                                            ============    ============    ============

Weighted average shares outstanding:

  Basic                                        8,048,894       8,046,574       8,049,987
                                            ============    ============    ============

  Diluted                                      8,048,952       8,046,574       8,075,390
                                            ============    ============    ============


See accompanying notes to consolidated financial statements.

                     AEGIS REALTY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                         Common Stock           Treasury Stock       Additional      Distributions
                                      ------------------      -----------------       Paid-in        in Excess of
                                       Shares     Amount      Shares     Amount       Capital         Net Income           Total
                                       ------     ------      ------     ------       -------         ----------       ------------

Balance at January 1,1998             8,050,727   $ 80,507         0    $     0    $ 125,476,308    $    (511,804)   $ 125,045,011

Net income                                    0          0         0          0                0        6,646,633        6,646,633
Issuance of shares of common stock          432          4         0          0            4,996                0            5,000
Purchase of treasury shares                   0          0    (6,300)       (63)         (58,516)               0          (58,579)
Consolidation costs                           0          0         0          0         (123,692)               0         (123,692)
Distributions                                 0          0         0          0                0       (8,330,865)      (8,330,865)
                                     ----------   --------  --------    -------    -------------    -------------    -------------

Balance at December 31, 1998          8,051,159     80,511    (6,300)       (63)     125,299,096       (2,196,036)     123,183,508

Net income                                    0          0         0          0                0        5,823,081        5,823,081
Issuance of shares of common stock        2,000         20         0          0           19,980                0           20,000
Distributions                                 0          0         0          0                0       (7,724,985)      (7,724,985)
                                     ----------   --------  --------    -------    -------------    -------------    -------------

Balance at December 31, 1999          8,053,159     80,531    (6,300)       (63)     125,319,076       (4,097,940)     121,301,604

Net income                                    0          0         0          0                0        5,592,995        5,592,995
Issuance of shares of common stock        2,320         23         0          0           19,977                0           20,000
Distributions                                 0          0         0          0                0       (7,727,212)      (7,727,212)
                                     ----------   --------  --------    -------    -------------    -------------    -------------

Balance at December 31, 2000          8,055,479   $ 80,554    (6,300)   $   (63)   $ 125,339,053    $  (6,232,157)   $ 119,187,387
                                     ==========   ========  ========    =======    =============    =============    =============


See accompanying notes to consolidated financial statements.


                        AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Years  Ended  December 31,
                                                     -------------------------------------------
                                                         2000           1999            1998
                                                    --------------------------------------------

Cash flows from operating activities:

Net income                                          $  5,592,995    $  5,823,081    $  6,646,633
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of real estate                           (108,332)              0               0
  Gain on sale of investment in partnership                    0               0        (779,893)
  Loss on repayments of mortgage loans receivable              0               0         138,438
  Depreciation and amortization                        5,243,641       4,954,959       3,966,178
  Minority interest in income of the Operating
   Partnership                                           535,490         397,583          93,547
  Distributions from equity investments
   in excess of income                                   133,640         129,626          97,954
  Leasing commissions and costs                       (1,395,929)       (659,579)       (166,256)
  Changes in operating assets and liabilities:
  Accounts receivable-tenants                           (297,359)       (474,991)     (1,353,348)
  Allowance for doubtful accounts                         39,727         (40,146)         79,978
  Other assets                                           463,833        (165,577)       (696,092)
  Accounts payable and other liabilities                 982,096        (397,033)      1,557,185
                                                    ------------    ------------    ------------

  Net cash provided by operating activities           11,189,802       9,567,923       9,584,324
                                                    ------------    ------------    ------------

Cash flows from investing activities:

  Net proceeds from sale of real estate                  154,409               0               0
  Proceeds from sale of investment in partnership              0               0       4,727,500
  Improvements to real estate                         (6,198,584)     (1,308,093)       (695,177)
  Acquisitions of real estate including
   acquisition expenses                                 (557,823)       (653,015)    (51,598,294)
  Increase in deferred acquisition expenses           (1,289,599)        (45,038)       (114,229)
  Repayments of loans receivable from affiliates          21,280           3,129       3,060,000
  Loans made to affiliate                               (255,937)              0      (2,081,015)
  Principal payments received on mortgage loans           35,439          32,416      27,528,253
  Closing costs relating to the repayment of
   mortgage loan receivable                                    0               0         (19,537)
  Investment in partnership                                    0               0        (895,200)
                                                    ------------    ------------    ------------

  Net cash used in investing activities               (8,090,815)     (1,970,601)    (20,087,699)
                                                    ------------    ------------    ------------

Cash flows from financing activities:

  Repayments of notes payable                         (4,845,474)              0     (28,703,385)
  Periodic principal payments on notes payable          (296,865)       (538,401)       (202,078)
  Proceeds from notes payable                         10,875,000       1,500,000      44,568,000
  Distributions paid to shareholders                  (7,726,655)     (8,327,874)     (7,728,904)
  Increase in deferred loan costs                     (1,041,747)       (553,324)       (896,901)
  Distributions paid to minority interest               (815,068)       (454,902)        (74,942)
  Purchase of treasury shares                                  0               0         (58,579)
  Consolidation costs                                          0               0        (124,412)
                                                    ------------    ------------    ------------

  Net cash (used in) provided by
   financing activities                               (3,850,809)     (8,374,501)      6,778,799
                                                    ------------    ------------    ------------

                                                                        (continued)

Net decrease in cash and cash equivalents                   (751,822)      (777,179)     (3,724,576)

Cash and cash equivalents at the beginning of
  the year                                                 2,226,295      3,003,474       6,728,050
                                                    ----------------   ------------    ------------

Cash and cash equivalents at the end of the year    $      1,474,473   $  2,226,295    $  3,003,474
                                                    ================   ============    ============

Supplemental information:
  Interest paid                                     $      4,950,059   $  4,841,223    $  1,626,784
                                                    ================   ============    ============

Supplemental disclosure of noncash activities:

Notes payable assumed in acquisition of real
  estate                                            $              0   $         $0    $ 23,952,320
                                                    ================   ============    ============

Real estate acquired for units
  in the Operating Partnership                      $              0   $          0    $  6,120,257
                                                    ================   ============    ============

Payable to directors liquidated
  through the issuance of shares
  of common stock                                   $         20,000   $     20,000    $      5,000
                                                    ================   ============    ============

Reclassification of deferred acquisition expenses
  to real estate upon purchase                      $              0   $     61,278    $     47,459
                                                    ================   ============    ============

Real estate acquired through issuance of
  purchase money notes to sellers                   $              0   $          0    $    705,000
                                                    ================   ============    ============

Repayment of purchase money notes
  to sellers through the issuance
  of units in the Operating Partnership             $              0   $    585,754    $          0
                                                    ================   ============    ============

See accompanying notes to consolidated finaicial statements.

                        AEGIS REALTY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of December 31, 2000, the Company owned a portfolio of 28 retail properties containing a total of approximately 3.0 million gross leaseable square feet, held partnership interests in two suburban garden apartment properties and held one FHA insured participating mortgage secured by a suburban garden apartment property.

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

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at December 31, 2000. At December 31, 2000, 5.54% of the OP Units are held by the sellers of three of the retail properties and 3.15% were held by affiliates of Related.

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from Dallas, Texas-based P.O'B. Montgomery & Company (and its investment partners) ("POB"). Under the terms of the acquisition agreement, Aegis has agreed to pay POB and its investment partners total consideration of $203.5 million. The consideration will be comprised of : (i) $3 million in cash, (ii) $58.4 million of OP Units which are convertible on a one-for-one basis into Aegis common stock at a value of $11 per share and cannot be transferred for one year, and (iii) assumption of $142.1 million in non-recourse debt encumbering the acquired shopping centers. The consideration and components of the consideration are subject to certain adjustments provided for in the acquisition agreement.

As a condition to the Acquisition Transaction, Aegis will terminate its advisory agreement and acquire the assets of the Company's property manager (see Note 8) (consisting primarily of several desktop computers and software) and terminate the property management agreement pursuant to the management internalization agreement which was entered into simultaneously with the acquisition agreement (the "Management Internalization"). Upon closing, certain officers of POB will assume full-time executive positions with Aegis and the Board of Directors will be expanded from five to seven members, four of whom will be independent directors. As a result, Aegis will become self-managed and self-administered.

The Acquisition Transaction is subject to Aegis' stockholder approval and customary conditions, and, if approved, both transactions are expected to close in 2001. The acquisition agreement has been unanimously approved by the Board of Directors of Aegis (including the independent directors) and the shareholders of POB and the management internalization agreement has been unanimously approved by the independent directors of Aegis on behalf of the full Board of Directors. Although there are limitations on Aegis' ability to solicit competing transactions, Aegis' Board of Directors retains the right to consider alternative transactions in accordance with its duties under applicable law. An alternative transaction may include, among others, any merger, consolidation, share exchange or business combination. The exercise of such rights by Aegis' Board of Directors could result in payment of a termination fee of $3 million to POB.

The Advisor will be entitled to its standard acquisition fee of 3.75% of the acquisition price of the properties acquired (equal to $7.5 million if all the POB properties are acquired) in connection with the Acquisition Transaction. In consideration of the Management Internalization, the Property Manager and Advisor will be paid an aggregate amount of approximately $3.5 million subject to adjustments pursuant to the management internalization agreement. The maximum aggregate consideration payable to the Property Manager and the Advisor will be $11 million of which up to $1 million may be paid in cash and the balance will be paid in the form of (i) a distribution of Aegis' non-core, non-retail assets based upon their book value subject to certain adjustments and (ii) Aegis stock issued at a value of $11.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

c)  Real Estate

The carrying amount of real estate includes the purchase price, acquisition expenses, and other direct costs incurred in acquiring the properties. Buildings are depreciated on a straight line basis over their estimated useful lives, generally 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized and amortized over their estimated useful lives. Tenant improvements are capitalized and amortized over the life of the lease.

d)  Investment in Partnerships

The Company accounts for its investment as a limited partner in partnerships, which own the multifamily properties, using the equity method of accounting because it exercises significant influence over, but does not control, these limited partnerships.

e)  Impairment

The Company reviews each of its property investments, including those held by the partnerships which own the multifamily properties, for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

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

The determination of impairment is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. Management believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's properties and loan. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the investments to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded during the three years ended December 31, 2000.

f)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds.

g)  Deferred Loan Costs

Costs incurred in connection with the Company's debt have been capitalized and are being amortized over the life of the respective debt using the effective yield method.

h)  Deferred Leasing Commissions

Costs incurred in connection with the lease-up of vacant space and lease renewals have been capitalized and are being amortized over the term of the underlying leases.

Amortization related to the deferred costs described in (g) and (h) above is included in depreciation and amortization expense.

i)  Deferred Acquisition Expenses

Direct costs incurred in connection with the proposed purchase of retail properties are deferred. Upon acquisition of a property, the associated costs are capitalized as real estate. Direct costs incurred in connection with properties which are not acquired, and all indirect acquisition costs, are charged to operations.

j)  Revenue Recognition

Rental income includes amounts received and accrued from operating leases. The straight-line basis is used to recognize base rents under leases which provide for varying rents over the lease terms. Rentals based on a percentage of tenant sales over a specified threshold are accrued after the threshold is exceeded. Payments received from tenants to induce the Company to release the tenant from its lease obligation prior to expiration are recognized upon termination of the lease. Amounts due from tenants as reimbursements of common area maintenance, real estate taxes and insurance are accrued as the related expenses are incurred. Interest income on the mortgage loan receivable is accrued as it is earned.

k)  Income Taxes

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

During 2000, the Company declared distributions of $.96 per share. For federal income tax purposes, $.24 per share of ordinary income was carried over from 1999, $.79 and $.17 per share of ordinary income and return of capital, respectively, was reported to shareholders for 2000 and $.24 per share of ordinary income was carried over to 2001.

l)  Comprehensive Income

Because the Company has no items of other comprehensive income, the Company's net income and comprehensive income are the same for all periods presented.

m)  Segment Information

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

n)  New Pronouncements

In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's current revenue recognition policies.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137 and 138, it is effective for the Company beginning with the first quarter of 2001. The Company has no derivative instruments at December 31, 2000, so implementation of this standard will have no impact on the Company.

SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" replaces SFAS No. 125 which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement, required in the second quarter of 2001, will have a material impact on the Company's financial statements.

o)  Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

NOTE 3 - Real Estate

The components of real estate are as follows:

                                            December 31,
                                         2000          1999
                                      ------------------------

Land                                $  40,267,037  $ 39,798,459
Buildings and improvements            162,348,285   156,239,538
                                      -----------   -----------
                                      202,615,322   196,037,997

Less:  Accumulated depreciation       (27,458,593)  (23,253,033)
                                     ------------  ------------

                                     $175,156,729  $172,784,964
                                      ===========   ===========


Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at December 31, 2000 and 1999. However, the carrying value of certain properties may be in excess of their fair values as of such dates.

On May 19, 2000, the Company acquired an out-parcel of developable land contiguous to the Forest Park Square property for $500,000 plus acquisition costs of approximately $32,360.

As part of the renewal of the lease for the anchor tenant at the Westbird property, the Company made $1,000,000 in tenant improvements during August 2000. The term of the new lease is 20 years with a minimum rental of $246,000. The minimum annual rent under the old lease was $103,000.

The acquisitions of Governor's Square, Southgate and Crossroad East, three properties with purchase prices of $8,200,000, $15,100,000 and $4,800,000, respectively, were partially financed through the issuance of 94,726, 208,914 and 167,149 OP Units (subject to adjustment) valued at $1,231,438, $2,715,882 and $2,172,937. These OP Units were convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, beginning on the one year anniversary of their respective closing dates. The OP Units were issued at an agreed upon value of $13 per OP Unit. If, as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined) was less than $13, the Company was obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per OP Unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. An additional 28,187 OP Units were issued to the seller of Governor's Square on the Post-Closing Adjustment Date (May 28, 1999) based on an Average Price Per Share of $10.01875. An additional 92,439 and 73,957 OP Units were issued to the sellers of Southgate and Crossroads East, respectively, on the Post-Closing Adjustment Date (December 9, 1999) based on an Average Price Per Share of $9.0125.

None of the Company's investment properties accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 2000.

During the years ended December 31, 2000, 1999 and 1998, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 11%, 12% and 17%, respectively, of the Company's total revenues.

Based on the carrying value at December 31, 2000, approximately 15% of the Company's investment properties are located in Ohio, 12% are located in Florida, 10% are located in North Carolina and 10% are located in Virginia. No other states comprise more than 10% of the total carrying value.

Insured II, an indirectly wholly-owned subsidiary of the Company, is the record owner of three of the retail properties. Insured II is the beneficiary of an insurance policy (the "Policy") from Continental Casualty Company ("CNA") which, in effect, insures that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policy and related agreement together with the appraised values of the Retail Properties then owned by Insured II, will equal at least 100% of the aggregate original capital contributions to Insured II allocated to investment in properties on the day on which the last such Retail Property was acquired by Insured II. The Policy will expire in May 2001. Insured I had been the beneficiary of a similar policy that expired in November 1999. No payments were received on the Insured I policy and none are expected on the Insured II policy.

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:

                                                  December 31,
                                               2000          1999
                                            ------------------------

Deferred loan costs                        $3,437,672    $2,395,925
Deferred leasing commissions and costs      2,667,216     1,426,098
Deferred acquisition expenses               1,387,588        97,989
                                            ---------   -----------
                                            7,492,476     3,920,012

Less:  Accumulated amortization            (1,812,592)   (1,119,475)
                                           ----------    ----------

                                           $5,679,884    $2,800,537
                                            =========     =========

The increase in deferred acquisition expenses in 2000 is due to approximately $1,119,000 in expenses incurred to date by the Company in connection with the proposed Acquisition Transaction discussed in Note 1.

NOTE 5 - Investments in Partnerships

The Company owns a limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620, and 9.85% on a subsequent investment of $1,949,805. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,826,245 and $1,763,772 at December 31, 2000 and 1999, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Company's percentage of ownership in Pinehurst is 98.99%.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI Ltd. ("FAI"), the limited partnership which owns the Weatherly Walk Apartments located in Fayetteville, Georgia. This equity interest earns an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 2000, the Company had received all of the preferred returns due from FAI.

The Company owned a limited partnership investment in the Dominion Totem Park Limited Partnership ("Dominion"), which acquired and operated an apartment complex in Kirkland, Washington. On March 20, 1998, the general partner of Dominion purchased the Company's limited partnership interest. The purchase price was determined by independent appraisals and resulted in a cash payment to the Company of $4,727,500, which was $779,893 in excess of the carrying value of this investment at the date of sale.

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of the Company's investments in partnerships at December 31, 2000.

NOTE 6 - Mortgage Loan Receivable

As of December 31, 2000 and 1999, the Company held a FHA mortgage and an equity loan secured by Woodgate Manor, an apartment complex located in Gainesville, Florida. The FHA mortgage, in the original amount of $3,110,300 has a stated interest rate of 8.95% and matures January 1, 2024. The 8.95% interest rate includes a 0.07% servicing fee paid by the developer to Related Mortgage Corporation, an affiliate of the Advisor. The base interest and principal are co-insured by the FHA (80%) and an affiliate of the Advisor (20%).

The equity loan, in the original amount of $339,700, represented a non-interest bearing advance made to the developer for such items as initial operating deficit escrow requirements and HUD related contingencies such as working capital escrow and cash requirements. Such amounts are due on demand upon six months notice at any time after the tenth anniversary of the initial endorsement of the loan by HUD.

The Company is entitled to call for prepayment of the entire outstanding principal amount of the mortgage loan and the equity loan. The Company, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA and the other co-insurer. The Company's intention is to exercise the call option only if it determines that the value of the underlying development has increased sufficiently enough to assume the risk of foreclosure should the mortgagor fail to make the accelerated payment. The borrower may elect to prepay at any time without incurring prepayment penalties.

The general partner interest in the borrower is held by an affiliate of the Advisor.

The owners of Woodgate Manor have advised the company they they have entered into an agreement dated December 12, 2000 to sell the property to an unrelated third party. In connection with the sale, both the mortgage loan receivable and the equity loan held by the Company would be repaid in full. The transaction is expected to close during the first half of 2001. The Company anticipates receiving approximately $3.5 million in repayment of the loans.

NOTE 7 - Notes Payable

As of December 31, 2000 and 1999, the Company had notes payable as follows:


                                                                                                Collateral/
                  Date of                 Monthly                                                Carrying
                   Note/                  Payment    Outstanding   Outstanding    Balloon         Value at
                  Maturity   Interest   of Principal   Balance       Balance      Payment/       December
Noteholder          Date       Rate     and Interest  at 12/31/00   at 12/31/99   Due Date       31, 2000
----------       ----------  ---------  ------------  -----------   -----------  ------------     -----------

New York Life     7/11/95       9.25%  $   55,984    $        0     $ 4,726,178              -     N/A
  Insurance       6/10/00
  Company

(a)               12/29/97         (b)    Interest   41,693,000(c)  30,818,00(c)             -      (h)
                  12/29/03                    only


Heller            6/24/97(d)    8.50%  $    19,992     2,523,267     2,547,557      $ 2,307,314   Barclay Place/
  Financial, Inc. 7/1/07                                                              7/1/07      $    3,994,587

Nomura            10/28/97(e)   7.54%  $    33,130     3,800,498     3,902,472              -     Village At
  Asset Capital   11/11/22                                                                        Waterford/
  Corporation                                                                                     $    6,243,705

Chase Bank        12/16/96(f)  8.875%  $    51,717     6,290,934     6,350,323      $ 5,808,553   Oxford Mall/
                  1/1/07                                                             1/1/07       $    8,772,302

Merrill Lynch     9/18/97 (g)   7.73%  $    79,509    10,664,906    10,776,168      $ 9,634,530   Southgate/
  Credit          10/1/07                                                            10/1/07      $15,282,639
  Corporation

Sellers of        12/10/98        (i)  $         0             0    64,600 (i)              -     None
  Southgate       12/10/99

Sellers of        12/10/98        (i)  $         0             0    16,292 (i)              -     None
  Crossroads East 12/10/99

Sellers of        12/10/98        (i)  $         0             0     38,354(i)              -     None
Crossroads East   12/9/99                           -----------   --------------

                                                    $64,972,605   $   59,239,944
                                                    ===========   ==============


(a) The Credit Facility is shared among Fleet Bank. (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at 1.625% over the indicated Euro-contract rate at the option of the Company. The Company has currently elected the 30 day rate which was 6.625% at December 31, 2000.

(c) Outstanding balance of a $80 million senior revolving credit facility ("Credit Facility").

(d) Note was assumed upon purchase of the property by the Company on March 31, 1998.

(e) Note was assumed upon purchase of the property by the Company on April 22, 1998.

(f) Note was assumed upon purchase of the property by the Company on November 24, 1998.

(g) Note was assumed upon purchase of the property by the Company on December 9, 1998.

(h) The Credit Facility, which expires on December 29, 2003, was collateralized at December 31, 2000 by nineteen retail properties, one investment in a partnership and the mortgage loan with carrying values of $110,266,019, $5,070,366 and $3,170,322, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, two of its subsidiaries and TCR-Pinehurst Limited Partnership.

(i) The note payable to the sellers of Southgate and the two notes payable to the sellers of Crossroads East in the amounts of $200,000, $230,000 and $275,000, respectively, were non-interest bearing and partially repaid in the amounts of $135,400, $213,708 and $236,646 through the issuance of 15,030, 23,716 and 26,259 OP Units on December 9, 1999 based on an Average Price Per Share (see Note 3) of $9.0125. The balances due of $64,600, $16,292 and $38,354, respectively, were repaid in cash on January 4, 2000.

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changed the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matured on December 1, 2000. The Company accounted for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility.

Annual principal payment requirements as of December 31, 2000 for each of the next five fiscal years and thereafter are as follows:

Year Ending                     Amount

2001                       $   325,007
2002                           349,726
2003                        42,071,907*
2004                           407,394
2005                           444,489
Thereafter                  21,374,082
                            ----------
                           $64,972,605
                           ===========

*Includes the maturity of the Credit Facility.

The Company has determined that the carrying value of the notes payable approximates their fair value at December 31, 2000 and 1999, either because the interest rate on such notes fluctuates according to a market index, or because the fixed rate notes bear interest at rates comparable to market rates for similar instruments.

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

The Company's Retail Properties are managed by RCC Property Advisors (the "Property Manager"), an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the retail properties. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses.

The costs incurred to related parties for the years ended December 31, 2000 and 1999 and 1998 were as follows:

                                    2000               1999            1998
                                  ---------------------------------------------

Acquisition fees                $     19,699     $     23,805        $2,707,157
Expense reimbursement                289,962          271,972           290,639
Property management fees           1,084,563        1,037,014           735,338
Leasing commissions and costs      1,126,850          471,888           178,509
Asset management fee                 779,379          779,561           630,661
                                  ----------       ----------        ----------

                                  $3,300,453       $2,584,240        $4,542,304
                                   =========        =========         =========

On December 9, 1998, in connection with the acquisition of Southgate and Crossroads East, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships which owned the two properties. The loans were originally secured by 163,517 OP units issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by a guarantee from the principals of SIC for 25% of the total loan amounts. On January 4, 2000, in connection with the repayment of seller notes payable (see Note 7(i)), an additional 101,518 OP units were issued, the OP Unit Loans were increased by $255,937 and the interest rate was increased from 7.613% to 10.03%.

The OP Unit Loans mature on the earlier of December 9, 2015 or the sale date of the underlying properties. Interest and principal are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of December 31, 2000 and 1999, the balances of these OP Unit Loans totaled $2,312,543 and $2,077,086, respectively, and are shown as Loans Receivable from Affiliates on the consolidated balance sheets.

At December 31, 2000, the Company was due $47,521 from the Advisor and affiliates; this amount is included in other assets. At December 31, 1999, the Company owed $344,428 to the Advisor and affiliates; this amount is included in accounts payable and other liabilities.

NOTE 9 - Earnings Per Share

Basic net income per share in the amount of $.69, $.72 and $.83 for the years ended December 31, 2000, 1999 and 1998, respectively, equals net income for the periods ($5,592,995, $5,823,081 and $6,646,633, respectively), divided by the weighted average number of shares outstanding for the periods (8,048,894, 8,046,574 and 8,049,987, respectively).

Diluted net income per share in the amount of $.69, $.72 and $.82 for the years ended December 31, 2000, 1999 and 1998, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,048,952, 8,046,574 and 8,075,390, respectively). The weighted average number of diluted shares outstanding for the year ended December 31, 1998 reflects the weighted average impact of an additional 148,984 OP Units which would have to be issued to the sellers of three Retail Properties on the Post-Closing Adjustment Date based on the closing price per share on December 31, 1998 (see Note 3). For purposes of this calculation, the additional OP Units were assumed to be immediately converted to shares of Common Stock.

The stock options issued during 1999 (see Note 11) did not have a dilutive effect under the treasury stock method, because the average market price of the Company's Common Stock during the period from issuance to December 31, 1999 did not exceed the $9.50 exercise price of the options. During the quarter and year ended December 31, 2000, the Company's average market price for its common stock exceeded the exercise price, so the options were dilutive.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at December 31, 2000, 1999 and 1998 into an additional 765,780, 777,213 and 517,625 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

NOTE 10 - Leases

Future minimum base rentals due from tenants under non-cancelable operating leases as of December 31, 2000 are as follows:

Year Ending December 31      Amount
-----------------------      ------

2001                     $  18,479,000
2002                        16,846,000
2003                        14,825,000
2004                        12,591,000
2005                        10,565,000
Thereafter                  45,803,000
                          ------------

Total                     $119,109,000
                           ===========

Certain leases require the lessees to reimburse the Company for real estate taxes, insurance costs and certain other reimbursable expenses.

All 28 retail properties have certain tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of its sales over a specified threshold amount as called for in the lease. Percentage rent received during the years ended December 31, 2000, 1999 and 1998 was approximately $328,000, $183,000 and $132,000, respectively.

NOTE 11 - Common Stock

The Company has adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its affiliates and their respective employees and officers with the interests of the stockholders by providing the Advisor and its affiliates with substantial financial interest in the Company's success. The Compensation Committee of the Company's Board of Directors administers the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of Common Stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares of Common Stock which does not exceed three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997). Any options not granted in a given year are carried over and become available to be granted in subsequent years. The maximum number of shares that can be issued over the life of the Incentive Stock Option Plan is 805,073.

All options granted will have an exercise price equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan may vest immediately upon issuance or may vest later, as determined by the Compensation Committee. The Company's distributions per share of Common Stock for the years ended December 31, 1999 and 1997 did not exceed $.9869 per share. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue up to 241,522 options.

On August 6, 1999, options to purchase 30,000 shares of Common Stock were granted to an officer of the Company and certain employees of an affiliate of the Advisor, none of whom are employees of the Company. The exercise price of these options is $9.50 per share. The term of each option is ten years. The options vest in equal installments on August 6, 2000, 2001 and 2002. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation" for its stock options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The compensation cost is amortized over the vesting period of the options. Each of the grantees has terminated employment and all of the options were forfeited prior to vesting. No options were issued during 2000. In connection with the Acquisition Transaction, the Company has the right to issue the remaining unissued and issuable options upon consummation of the Acquisition Transaction at an exercise price of no less than $11.00 per share.

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. As of December 31, 2000 and 1999, 2,376 and 1,216 shares, respectively, having an aggregate value of $22,500 and $12,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services. An additional 981 shares with an aggregate value of $10,000 were issued to each independent Director in January, 2001.

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of both December 31, 2000 and 1999, the Company had acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as treasury stock.

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

NOTE 12 - Selected Quarterly Financial Data (unaudited)



                                                        2000 Quarter Ended
                                     ----------------------------------------------------------
                                       March 31       June 30     September 30     December 31
                                       --------       -------     ------------     -----------

Revenues:
  Rental income                      $ 5,187,635    $ 4,975,979    $ 4,883,709    $ 4,909,030
  Tenant reimbursements                1,150,940      1,107,932      1,132,515      1,282,848
  Income from equity investments         101,592         98,327         82,206         94,778
  Interest income                        133,679        151,311        139,391        137,312
  Other                                  185,913         61,125         29,222        321,826
                                     -----------    -----------    -----------    -----------

  Total revenues                       6,759,759      6,394,674      6,267,043      6,745,794
                                     -----------    -----------    -----------    -----------

Expenses:

  Repairs and maintenance                505,043        454,674        511,980        625,310
  Operating                              667,581        666,880        646,813        726,884
  Real estate taxes                      612,901        589,348        581,376        607,632
  Interest                             1,186,856      1,202,234      1,256,735      1,304,233
  General and administrative             462,291        507,617        483,087        464,592
  Depreciation and amortization        1,215,844      1,257,981      1,350,911      1,361,757
  Other                                  296,194        199,848        231,520        168,995
                                     -----------    -----------    -----------    -----------

  Total expenses                       4,946,710      4,878,582      5,062,422      5,259,403
                                     -----------    -----------    -----------    -----------

Income before gain on sale of real
  estate and minority interest         1,813,049      1,516,092      1,204,621      1,486,391

Gain on sale of real estate                    0              0        108,332              0
                                     -----------    -----------    -----------    -----------

Income before minority interest        1,813,049      1,516,092      1,312,953      1,486,391

Minority interest in income of the
  Operating Partnership                 (159,856)      (132,462)      (114,149)      (129,023)
                                     -----------    -----------    -----------    -----------

Net income                           $ 1,653,193    $ 1,383,630    $ 1,198,804    $ 1,357,368
                                     ===========    ===========    ===========    ===========

Net income per share:

  Basic                              $       .21    $       .17    $       .15    $       .17
                                     ===========    ===========    ===========    ===========

  Diluted                            $       .21    $       .17    $       .15    $       .17
                                     ===========    ===========    ===========    ===========




                                                        2000 Quarter Ended
                                     ----------------------------------------------------------
                                       March 31       June 30     September 30     December 31
                                       --------       -------     ------------     -----------
Revenues:

  Rental income                      $ 5,018,188    $ 4,916,201    $ 4,998,061    $ 4,747,666
  Tenant reimbursements                1,178,675      1,178,670      1,091,893      1,232,837
  Income from equity investments          85,501         85,937         68,014         51,630
  Interest income                        115,177        124,878        126,412        115,975
  Other                                   32,882         25,519         35,970        124,415
                                     -----------    -----------    -----------    -----------

  Total revenues                       6,430,423      6,331,205      6,320,350      6,272,523
                                     -----------    -----------    -----------    -----------

Expenses:

  Repairs and maintenance                411,241        365,487        560,325        573,141
  Operating                              660,629        699,159        639,373        651,418
  Real estate taxes                      624,396        667,561        581,209        562,881
  Interest                             1,105,280      1,107,410      1,127,521      1,149,345
  General and administrative             455,794        531,163        510,424        500,671
  Depreciation and amortization        1,289,742      1,204,899      1,191,916      1,211,254
  Other                                  369,319        198,187        160,981         23,111
                                     -----------    -----------    -----------    -----------

  Total expenses                       4,916,401      4,773,866      4,771,749      4,671,821
                                     -----------    -----------    -----------    -----------

Income before minority interest        1,514,022      1,557,339      1,548,601      1,600,702

Minority interest in income of the
  Operating Partnership                  (91,522)       (95,915)       (98,454)      (111,692)
                                     -----------    -----------    -----------    -----------

Net income                           $ 1,422,500    $ 1,461,424    $ 1,450,147    $ 1,489,010
                                     ===========    ===========    ===========    ===========

Net income per share:

  Basic                              $       .18    $       .18    $       .18    $       .19
                                     ===========    ===========    ===========    ===========

  Diluted                            $       .17    $       .18    $       .18    $       .19
                                     ===========    ===========    ===========    ===========

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation of the Mountain Park Plaza property. In February 1998, a Phase II investigation determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). On May 28, 1999 management received notification form GAEPD that the site was added to the GAEPD Hazardous Site Inventory ("HSI"). Management has recently completed a re-sampling to determine if such levels continue to exist in order to potentially qualify for a de-listing from the HSI. The re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation and,, on May 5, 2000, the GAEPD removed the property from the HSI. Management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy.

NOTE 14 - Subsequent Events

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is either a director of Aegis or the Advisor. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies, L.P., Index No. 01-600669. The suit is a purported class and derivative action in connection with the Acquisition Transaction and the Management Internalization described in
Note 1. The suit alleges that the defendants breached their fiduciary duty to Aegis' stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to the Advisor and the Property Manager. The lawsuit seeks preliminary and permanent injunctive relief against the consummation of the Acquisition Transaction and the Management Internalization in addition to unspecified damages, costs and attorney's fees.

Aegis has retained counsel with regard to the lawsuit and the defendants intend to defend the action vigorously. With respect to the allegations in the lawsuit, the defendants have advised that they continue to believe that the transactions are fair and reasonable and in the best interests of Aegis and its stockholders and will be submitted for approval by a vote of Aegis' stockholders.

The Company believes that it has meritorious defenses to the claims brought in the lawsuit described above, but is unable to predict the effect of the outcome of this lawsuit on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of this proceeding is uncertain. No provision has been recorded on the financial statements of the Company to reflect the above litigation.

In  February  2001,  an  additional  $1,500,000  was  borrowed  under the Credit
Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 10.  Directors and Executive Officers of the Company.

The Board of Directors directs the management of the business and affairs of Aegis but retains the Advisor to manage Aegis' day-to-day affairs. The Board of Directors delegates to the Advisor responsibilities with respect to, among other things, overseeing the portfolio of Aegis' assets and the acquisition or disposition of investments. During 2000, the Board of Directors held six meetings, the audit committee held four meetings and the compensation committee did not hold any meetings. The average attendance in the aggregate of the total number of Board and committee meetings was 83%.

The Directors and Executive Officers of Aegis are as follows:


                                                                    Year First Became
         Name           Age             Offices Held                Director/Officer         Term Expires
------------------    -----   ---------------------------------    ------------------       -------------

Stuart J. Boesky        44      Chairman,    President    and              1997                   2003
                                Chief Executive Officer
Michael J. Brenner      55      Director                                   1999                   2003
Alan P. Hirmes          46      Director,     Senior     Vice              1997                   2002
                                President,    and   Assistant
                                Secretary
Peter T. Allen          55      Director                                   1997                   2001
Arthur P. Fisch         59      Director                                   1997                   2001
Bruce H. Brown          47      Senior Vice President                      1997                    --
Mark J. Schlacter       50      Senior Vice President                      1997                    --
Michael I. Wirth        42      Senior  Vice   President  and              2000                    --
                                Chief Financial Officer
Denise L. Kiley         41      Vice President                             1997                    --
Marc D. Schnitzer       40      Vice President                             1997                    --
Jeffrey S. Suchman      38      Vice President                             1999                    --
Gary Parkinson          51      Controller                                 2000                    --
Teresa Wicelinski       34      Secretary                                  1998                    --


STUART J. BOESKY is Chairman, President and Chief Executive Officer of Aegis and is President, Director and Chief Executive Officer of the sole General Partner of the Advisor. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related Capital Company, the real estate finance affiliate of The Related Companies, L.P. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhal & Horwath. Mr. Boesky is the sole shareholder of one of the general partners of Related Capital Company. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("CharterMac") and of American Mortgage Acceptance Company ("AMAC"), which companies are also advised by affiliates of Related Capital Company.

MICHAEL J. BRENNER is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of The Related Companies, L.P. Prior to joining The Related Companies, L.P. in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as Managing Partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, Managing Partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of CharterMac.

ALAN P. HIRMES is a Director, Senior Vice President and Assistant Secretary of Aegis and is a Director and Senior Vice President of the sole General Partner of the Advisor. Mr. Hirmes is a Senior Managing Director of Related Capital Company, where he is responsible for overseeing the portfolio management, finance and accounting departments, as well as the joint venture development program. Mr. Hirmes is the sole shareholder of one of the general partners of Related Capital Company. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr.
Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac.

PETER T. ALLEN is President of Peter Allen & Associates, Inc., a real estate development and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an adjunct professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters degree in Business Administration with Distinction from the University of Michigan. Mr. Allen has been an independent director since 1997 and is a member of the Audit and Compensation Committees. Mr. Allen also serves on the Board of Trustees of CharterMac and AMAC.

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

BRUCE H. BROWN is a Senior Vice President of Aegis and is a Senior Vice President of the sole General Partner of the Advisor. Mr. Brown is a Senior Vice President of Related Capital Company and is Director of Related Capital
Company's Portfolio Management Group. He is responsible for overseeing the administration of Related Capital Company's public registered debt and equity affiliates encompassing the monitoring of the performance of each entity and each investment. He is also responsible for Related Capital Company's loan servicing activities with respect to the firm's $600 million portfolio of tax exempt first mortgage bonds and FNMA/GNMA insured and co-insured loan portfolio. Prior to joining Related Capital Company in 1987, Mr. Brown was a Real Estate Lending Officer at the United States Trust Company of New York and previously held management positions in the hotel and resort industry with Helmsley-Spear and Westin Hotels. Mr. Brown graduated from Colgate University with a Bachelor of Arts degree.

MARK J. SCHLACTER is a Senior Vice President of Aegis and is a Senior Vice President of the sole General Partner of the Advisor. Mr. Schlacter is a Vice President of taxable mortgage acquisitions of Related Capital Company, and has been with Related Capital Company since June 1989. Prior to joining Related Capital Company, Mr. Schlacter garnered 16 years of direct real estate experience covering retail and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, property acquisition and financing and mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University.

MICHAEL I. WIRTH is the Chief Financial Officer and Senior Vice President of Aegis and the Chief Financial Officer and a Senior Vice President of the General Partner of the Advisor. Mr. Wirth is also a Senior Vice President of Related Capital Company. Mr. Wirth joined Related Capital Company in August, 2000. Prior to Related Capital Company, Mr. Wirth was a Vice President in the real estate group at CGA Investment Management where he was responsible for the underwriting, investment and management of all commercial real estate debt investments made by the company. Prior to CGA, Mr. Wirth spent 4 years as a Senior Manager at Deloitte & Touche in the realty consulting group and technology solutions practice and 5 years as a Senior Manager and National Director to the financial services industry at The Roulac Group of Deloitte & Touche. Mr. Wirth received a Bachelors in Business Administration from Georgia State University. He has been a Certified Public Accountant since 1986.

DENISE L. KILEY is a Senior Vice President of Aegis and is a Senior Vice President of the sole General Partner of the Advisor. Ms. Kiley is also a Managing Director of Related Capital Company, responsible for overseeing the investment underwriting and approval of all real estate properties invested in Related Capital Company sponsored corporate, public and private equity and debt funds. Prior to joining Related Capital Company in 1990, Ms. Kiley had experience acquiring, financing and managing the assets of multifamily residential properties. From 1981 through 1985 she was an Auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARC D.  SCHNITZER  is a Senior  Vice  President  of Aegis and is a Senior  Vice
President of the sole General Partner of the Advisor. Mr. Schnitzer is a Managing Director of Related Capital Company and Director of Related Capital Company's Tax Credit Acquisitions Group. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987, and joined Related Capital Company in January, 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research Department of The First Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

JEFFREY S. SUCHMAN is a Vice President of Aegis where he is responsible for the financial evaluation and the initial due diligence of potential shopping center acquisitions. Mr. Suchman has been a consultant to Related Capital Company since February of 1998. Prior to consulting for Related Capital Company, Mr. Suchman was the President of The Suchman Group from 1995-1998. From 1987-1995, Mr. Suchman held positions with the Macklowe Organization as a Vice President and Rockrose Development Corp., as an Assistant Vice President, participating in acquisitions and asset management and from 1985-1987 was employed by Helmsley-Spear, Inc., involved in commercial leasing and sales. Mr. Suchman received a Bachelor of Arts degree in psychology from New York University and a Master of Business Administration from Fordham University. Mr. Suchman is currently a Member of the International Council of Shopping Centers.

GARY PARKINSON is the Controller of Aegis and is the Controller of the sole General Partner of the Advisor. Mr. Parkinson has been a Certified Public Accountant in New York since 1987. Prior to joining Related Capital Company in September 2000, Mr. Parkinson was employed by American Real Estate Partners, L.P. from July 1991 to September 2000, Integrated Resources, Inc. from August 1988 to July 1991 and Ernst and Young from September 1984 to August 1988. Mr. Parkinson graduated from Northeastern University and The Johnson Graduate School of Business at Cornell University.

TERESA WICELINSKI is the Secretary of Aegis and is the Secretary of the sole General Partner of the Advisor. Ms. Wicelinski joined Related Capital Company in June 1992, and prior to that date was employed by Friedman, Alprin & Green, Certified Public Accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Committees of the Board of Directors
------------------------------------

The Board of Directors has standing Audit and Compensation Committees. The Audit Committee's duties include the review and oversight of all transactions with affiliates of Aegis, the periodic review of Aegis' financial statements and meetings with Aegis' independent auditors. The Audit Committee is comprised of Messrs. Allen and Fisch and held four meetings during Aegis' fiscal year ended December 31, 2000.

The Compensation Committee's duties include the determination of compensation of Aegis' executive officers and the administration of Aegis' Incentive Share Option Plan. The Compensation Committee is comprised of Messrs. Allen and Fisch and did not hold any meetings during Aegis' fiscal year ended December 31, 2000. The Compensation Committee must have at least two members, each of which must be Independent Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Aegis' officers and directors, and persons who own more than ten percent of a registered class of Aegis' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). These persons are required by regulation of the Commission to furnish Aegis with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Aegis believes that during the fiscal year ended December 31, 2000, Aegis' officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

The Advisor
-----------

The Directors and Executive Officers of Related Aegis, Inc. ("Related Aegis"), the sole General Partner of the Advisor, are set forth below. These Officers of the General Partner of the Advisor may also provide services to Aegis on behalf of the Advisor.

The Directors and Executive Officers of Related Aegis, Inc., the sole General Partner of the Advisor, are as follows:


                                                                                       Year First Became
      Name              Age                        Offices Held                        Director/Officer
----------------      ------     ------------------------------------------------      ----------------

Stuart J. Boesky        44       President, Chief Operating Officer and Director             1997
Alan P. Hirmes          46       Senior Vice President and Director                          1997
Stephen M. Ross         60       Director                                                    1997
Bruce H. Brown          47       Senior Vice President                                       1997
Mark J. Schlacter       50       Senior Vice President                                       1997
Michael I. Wirth        42       Senior Vice President and Chief Financial Officer           2000
Denise L. Kiley         41       Senior Vice President                                       1997
Marc D. Schnitzer       40       Senior Vice President                                       1997
Gary Parkinson          51       Treasurer and Controller                                    2000
Teresa Wicelinski       35       Secretary                                                   1997

For biographical information with respect to Messrs. Boesky, Hirmes, Brown, Schlacter, Wirth, Schnitzer, and Parkinson and Mses. Kiley and Wicelinski see "Directors and Executive Officers of Aegis."

STEPHEN M. ROSS is a Director of the Advisor. Mr. Ross is the founder, Chairman, CEO and Managing General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire real estate.

Item 11.  Executive Compensation.

Aegis has ten officers and five Directors (two of whom are Independent Directors). Aegis does not pay or accrue any fees, salaries or other forms of compensation to its Officers or Directors, other than Independent Directors and options received under the Stock Option Plan. Independent Directors receive compensation for serving as Directors at the rate of $17,500 per year payable $7,500 in cash (or at such Director's option, shares of Common Stock) and shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the Board of Directors.

The Independent Directors also will receive compensation for serving on the special committee of the Board of Directors in connection with evaluating the Pending Portfolio Acquisition Transaction at the rate of $17,500, payable $7,500 in cash (or at such Director's option shares of common stock) and shares having an aggregate value of $10,000 based upon the fair market value at the date of issuance.

The Advisor, at its expense, provides all personnel necessary to conduct Aegis' regular business. The Advisor receives various fees for advisory and other services performed under the Advisory Agreement, as further described in Item
13. "Certain Relationships and Related Transactions". An affiliate of the Advisor pays all salaries, bonuses and other compensation (other than options received under the Stock Option Plan) to the officers of Aegis and the general partner of the Advisor. Certain directors and officers of the sole general partner of the Advisor and certain officers of Aegis receive compensation from the Advisor and its affiliates for services performed for various affiliated entities, which may include services performed for Aegis. Such compensation may be based in part on the performance of Aegis; however, the Advisor believes that any compensation attributable to services performed for Aegis is immaterial.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


     As of February 28, 2001, one person was known by Aegis to be the beneficial owner of more than five percent of the outstanding Shares of Common Stock.

                         Amount and Nature of     Percentage of Common
Name and Address         Beneficial Ownership      Shares Outstanding
------------------       --------------------     ---------------------

Warren E. Buffett
1440 Kiewit Plaza
Omaha, NE 68131             569,900 Shares *         7.08%

* The  ownership  of shares of Common  Stock  reported  herein is based upon the
Schedule 13-G/A filed with the Securities and Exchange Commission on February 14, 2001.

     As of February 28, 2001, the directors of the sole general partner of the Advisor own, in the aggregate, 100% of the voting stock of the sole general partner of the Advisor.

     As of February 28, 2001, directors and executive officers of Aegis and directors and officers of the sole general partner of the Advisor own directly or beneficially Shares of Common Stock as follows:


                                           Amount and Nature of     Percent of
         Beneficial Owner (1)              Beneficial Ownership      Class (2)
---------------------------------------   ---------------------     ----------
Directors,   Nominees   and   Executive
Officers
Stephen M. Ross                            149,768 (3, 4)             1.69%
Alan P. Hirmes                             94,816 (4, 5)              1.07%
Stuart J. Boesky                           154,426 (4, 6)             1.74%
Peter T. Allen                             3,357                      *
Arthur P. Fisch                            3,357                      *
Bruce H. Brown                             400                        *

All  Officers  and  Directors  of Aegis
and  Related   Aegis  as  a  group  (13
persons)                                   401,582 (4, 7)             4.55%

*Less than 1% of the common stock issued by Aegis.

     (1) Address of beneficial owner is c/o Aegis Realty, Inc., 625 Madison Avenue, New York, New York 10022.

     (2) Percent of class assumes that (i) with respect to each individual person, all units of limited partnership held by such person have been converted to shares of common stock and (ii) with respect to all officers and directors as a group that all such units of limited partnership held by all such persons have been converted to shares of common stock.

     (3) Includes 67,938 units of limited partnership interest in the Operating Partnership, which are currently convertible to shares of common stock on a one-to-one basis.

     (4) Includes 2,271 units of limited partnership interest in the Operating Partnership, which are currently convertible to shares of common stock on a one-to-one basis, held by Related Capital Company, in which Messrs. Ross, Boesky and Hirmes hold a majority of the direct and indirect equity interest.

     (5) Includes 65,412 units of limited partnership interest in the Operating Partnership, which are currently convertible to shares of common stock on a one-to-one basis.

     (6) Includes 98,772 units of limited partnership interest in the Operating Partnership, which are currently convertible to shares of common stock on a one-to-one basis.

     (7) Includes 234,393 units of limited partnership interest in the Operating Partnership, which are currently convertible to shares of common stock on a one-to-one basis.

Stock Option Plan
-----------------

Aegis has adopted an incentive stock option plan (the "Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Advisor and its employees and officers with the interests of the stockholders by providing the Advisor with substantial financial interest in Aegis' success. The Compensation Committee, which consists of Messrs. Allen and Fisch, administers the Plan. Pursuant to the Plan, if Aegis' distributions per Share of Common Stock in the immediately preceding calendar year exceed $0.9869 per Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Shares of Common Stock which is equal to three percent of the Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Shares of Common Stock over the life of the Incentive Stock Option Plan equal to 809,754 Shares (10% of the Shares outstanding on October 1,
1997).

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

No options were granted for the year ended December 31, 1997. In 1998, Aegis distributed $1.035 per share of common stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at its discretion, to issue options for up to 241,522 Shares.

In 1999, Aegis granted a total of 30,000 options to employees of affiliates of the Advisor. Each of the employees have terminated employment, two during 2000 and the third in 2001, before their options had vested and all of the options were forfeited back to the Company. In 2000, Aegis did not issue any options. Under the current terms of the Acquisition Agreement, Aegis is permitted to issue the 234,522 options that are outstanding, but unissued.

Item 13.  Certain Relationships and Related Transactions.

Subject to consummation of the Acquisition Transaction and the Management Internalization described in Item 1, Aegis and the Operating Partnership entered into an Advisory Agreement pursuant to which the Advisor is obligated to use its best efforts to seek out and present to Aegis, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of Aegis and consistent with such investment programs as the Directors may adopt from time to time in conformity with Aegis' Articles of Amendment and Restatement (the "Articles").

Although the Directors have continuing exclusive authority over the management of Aegis, the conduct of its affairs and the management and disposition of Aegis' assets, the Directors have initially delegated to the Advisor, subject to the supervision and review of the Board of Directors and consistent with the provisions of the Articles, the power and duty to: (i) manage the day-to-day operations of Aegis; (ii) acquire, retain or sell Aegis' assets; (iii) seek out, present and recommend investment opportunities consistent with Aegis' investment policies and objectives, and negotiate on behalf of Aegis with respect to potential investments or the disposition thereof; (iv) when appropriate, cause an affiliate to serve as the mortgagee of record for mortgage investments of Aegis and in that capacity hold escrows on behalf of mortgagors in connection with the servicing of mortgages; (v) obtain for Aegis such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of Aegis, paying the debts and fulfilling the obligations of Aegis, and handling, prosecuting and settling any claims of Aegis, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (vi) obtain for Aegis such services as may be required for property management, mortgage brokerage and servicing, and other activities relating to the investment portfolio of Aegis; (vii) evaluate, structure and negotiate prepayments or sales of Aegis' mortgage investments and mortgage securities;
(viii) monitor operations and expenses of Aegis; and (ix) from time to time, or as requested by the Directors, make reports to Aegis as to its performance of the foregoing services.

The original term of the Advisory Agreement will terminate on October 1, 2001, the fourth anniversary of its effective date. Thereafter, the Advisory Agreement may be renewed annually by Aegis, subject to an evaluation of the performance of the Advisor by the Board of Directors. The Advisory Agreement may be terminated
(i) without Cause by the Advisor or (ii) for Cause by a majority of the Independent Directors, each without penalty, and each upon 60 days' prior written notice to the non-terminating party.

The Advisory Agreement cannot be terminated by Aegis prior to October 1, 2001, other than for Cause. "Cause" is defined as gross negligence or willful misconduct of the Advisor. Aegis cannot dissolve and liquidate prior to such anniversary date except upon a recommendation of the Advisor and the vote of a majority in interest ("Majority Vote") of the Stockholders. After October 1, 2001, the vote of the holders of 66-2/3% of Aegis' then outstanding Shares is required to approve a dissolution and liquidation of Aegis that is not recommended by the Advisor and the Majority Vote of Stockholders is required to approve a liquidation of Aegis recommended by the Advisor. If for any reason, whether prior to or after October 1, 2001, the Advisory Agreement is terminated in accordance with its terms, Aegis may dissolve and liquidate upon the Majority Vote of Stockholders.

Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive the fees and other compensation set forth below:

         Fee/Compensation*                          Amount
         -----------------                         ------

         Acquisition Fee                    3.75% of the  acquisition
                                            price  of  each  property
                                            acquired  by  Aegis,  the
                                            Operating Partnership and
                                            their          respective
                                            subsidiaries.

         Mortgage Selection Fee             3.0  % of  the  principal
                                            amount  of each  mortgage
                                            loan     originated    or
                                            acquired  by  Aegis,  the
                                            Operating     Partnership
                                            and   their    respective
                                            subsidiaries.

         Mortgage Placement Fee             0.75%  of  the  principal
                                            amount  of each  mortgage
                                            loan     originated    or
                                            acquired  by  Aegis,  the
                                            Operating     Partnership
                                            and   their    respective
                                            subsidiaries  (payable by
                                            the  borrower,   and  not
                                            Aegis).

         Asset                              Management Fee/
                                            Special Distribution
                                            0.375% per annum of
                                            total invested assets
                                            of Aegis, the
                                            Operating Partnership
                                            and their respective
                                            subsidiaries.

         Operating Expense Reimbursement    For    direct    expenses
                                            incurred  by the  Advisor
                                            in  an   amount   not  to
                                            exceed    $283,462    per
                                            annum     (subject     to
                                            increase     based     on
                                            increases in Aegis',  the
                                            Operating   Partnership's
                                            and   their    respective
                                            subsidiaries'  assets and
                                            to    annual    increases
                                            based upon  increases  in
                                            the    Consumer     Price
                                            Index).

         Incentive Share Options            The  Advisor  may receive
                                            options     to    acquire
                                            additional         Shares
                                            pursuant     to    Aegis'
                                            Incentive   Share  Option
                                            Plan   only   if   Aegis'
                                            distributions    in   any
                                            year  exceed  $0.9869 per
                                            Share  (i.e.,   the  1996
                                            pro  forma  distributions
                                            set     forth      Aegis'
                                            Solicitation    Statement
                                            dated   as  of  June  15,
                                            1997),       and      the
                                            Compensation    Committee
                                            of    the     Board    of
                                            Directors  determines  to
                                            grant such options.

         Liquidation Fee                    1.50% of the gross  sales
                                            price of the assets  sold
                                            by    the     Aegis    in
                                            connection     with     a
                                            liquidation     of    the
                                            Aegis' assets  supervised
                                            by the Advisor.

The Advisor is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed.

The Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by Aegis, or act as manager to any other person or entity having investment policies whether similar or dissimilar to those of Aegis. Before the Advisor, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present such investment opportunity to Aegis if (i) such opportunity is of a character which could be taken by Aegis, (ii) such opportunity is compatible with Aegis' investment objectives and policies and (iii) Aegis has the financial resources to take advantage of such opportunity.

The Articles and the Advisory Agreement provide that Aegis will indemnify the Advisor and its affiliates under certain circumstances.

The Advisor is entitled to subcontract its obligations under the Advisory Agreement to an affiliate. In accordance with the foregoing, the Advisor has assigned its rights and obligations to Related.

All of Aegis' twenty-eight properties are managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Advisor. The Property Manager receives standard leasing commissions for space leased to new tenants and lease renewals.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                        Page
                                                                     -----------


(a) 1.   Financial Statements

         Independent Auditors' Report                                         22

         Consolidated Balance Sheets as of December 31, 2000 and 1999         23

         Consolidated   Statements   of  Income  for  the  years  ended
         December 31, 2000, 1999 and 1998                                     24

         Consolidated    Statements   of   Changes   in   Shareholders'
         Equity/Partners'   Capital   (Deficit)  for  the  years  ended
         December 31, 2000, 1999 and 1998                                     25

         Consolidated  Statements  of Cash  Flows for the  years  ended
         December 31, 2000, 1999 and 1998                                     26

         Notes to Consolidated Financial Statements                           28

(a) 2.   Financial Statement Schedules

         Schedule  II -  Valuation  and  Qualifying  Accounts  for  the
         three years ended December 31, 2000                                  48

         Schedule III - Real Estate and  Accumulated  Depreciation  and
         Notes to Schedule at December 31, 2000                               49

         Schedule IV - Mortgage  Loans on Real  Estate at December  31,
         2000                                                                 51

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

(10B) Indemnity Agreement among Continental Casualty Company, the Company and the General Partners (incorporated by reference to Exhibit 10(D) to the Company's Registration Statement on Form S-11, File No. 33-8755, as amended)


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


                                AEGIS REALTY, INC.
                                    (Company)



Date:  March 29, 2001         By:  ______________________________
                                   Stuart J. Boesky
                                   Director, Chairman of the Board,
                                   President   and  Chief   Executive
Officer


Date:  March 29, 2001         By:  ______________________________
                                   Michael I. Wirth
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



    Signature                         Title                        Date
-------------------    -----------------------------------    -----------------



--------------------   Director, Chairman of the Board,
Stuart J. Boesky       President and Chief Executive Officer  March 29, 2001


-------------------
Michael J. Brenner     Director                               March 29, 2001


-------------------
Alan P. Hirmes         Director and Senior Vice President     March 29, 2001


-------------------
Peter T. Allen         Director                               March 29, 2001


-------------------
Arthur P. Fisch        Director                               March 29, 2001


-------------------    Senior Vice President and
Michael I. Wirth       Chief Financial Officer                March 29, 2001


-------------------
Gary J. Parkinson      Treasurer and Controller               March 29, 2001

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AEGIS REALTY, INC.
                                    (Company)



Date:  March 29, 2001           By:  /s/ Stuart J. Boesky
                                     --------------------
                                     Stuart J. Boesky
                                     Director, Chairman of the Board,
                                     President   and  Chief   Executive
Officer


Date:  March 29, 2001           By:  /s/ Michael I. Wirth
                                     --------------------
                                     Michael I. Wirth
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


    Signature                         Title                        Date
-------------------    -----------------------------------    -----------------



/s/ Stuart J. Boesky    Director, Chairman of the Board,
--------------------    President and Chief Executive Officer     March 29, 2001
Stuart J. Boesky


/s/ Michael J. Brenner
----------------------
Michael J. Brenner      Director                                  March 29, 2001


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes          Director and Senior Vice President        March 29, 2001


/s/Peter T. Allen
-----------------
Peter T. Allen          Director                                  March 29, 2001


/s/ Arthur P. Fisch
-------------------
Arthur P. Fisch         Director                                  March 29, 2001


/s/ Michael I. Wirth    Senior Vice President and
--------------------    Chief Financial Officer                   March 29, 2001
Michael I. Wirth


/s/ Gary J. Parkinson
---------------------
Gary J. Parkinson       Treasurer and Controller                  March 29, 2001

                        AEGIS REALTY, INC. AND SUBSIDIARIES

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                       Balance at Additions             Balance
Year Ended                              Beginning  During   Deduction- at End of
December 31          Name               of Period*  Year*   Write-offs*  Period
-----------      --------------        ----------  -----   -----------  --------
2000   Allowance for Doubtful Accounts  $343,000  $360,000  $(320,000)  $383,000
1999   Allowance for Doubtful Accounts  $383,000  $384,000  $(424,000)  $343,000
1998   Allowance for Doubtful Accounts  $304,000  $428,000  $(349,000)  $383,000



                                AEGIS REALTY, INC.
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000


                                                                    Cost Capitalized
                                                                      Subsequent to
                                     Initial Cost to Partnership(F)   Acquisition     Purchase Price Adjustments(E)
                                     -----------------------------   ------------     ----------------------------
                        Encum-                      Buildings and                                     Buildings and
                        brances          Land       Improvements      Improvements       Land         Improvements
                        ----------    ------------  --------------   -------------    -------------    -----------

Shopping Centers:

Cactus Village           $        0   $   2,093,532   $   4,631,948   $      33,517    $     (42,583)   $     (67,253)
  Glendale, AZ
Hickory Plaza            (H)              1,288,328       3,931,633          18,291           (3,750)          69,166
  Nashville, TN
Highland Fair                     0       1,288,328       5,059,079         138,661          (67,968)          15,951
  Gresham, OR
Pablo Plaza              (H)              2,147,213       5,922,120         508,141           (7,866)         789,857
  Jacksonville, FL
Southhaven               (H)              1,288,328       4,793,938          31,050                0           (1,635)
  Southhaven, MS
Town West                (H)              1,932,491       3,303,752          20,814                0           18,094
  Indianapolis, IN
Westbird                 (H)              1,566,070       5,475,510         660,577            2,474        2,296,027
  Miami, FL
Winery Square            (H)              4,320,555       8,916,731         157,429         (227,319)        (421,703)
  Fairfield, CA
Mountain View            (H)              2,675,960       8,661,498          88,972         (143,357)        (538,770)
  Village
  Shellville, GA
Forest Park Square                0       1,532,064       7,841,725          10,000          494,430          (81,321)
  Cincinnati, OH
Kokomo Plaza             (H)                695,912       6,643,748          31,557           (8,784)          (5,496)
  Kokomo, IN
Rolling Hills Square     (H)              2,624,639       2,516,365              (7)         332,233          839,908
  Tucson, AZ
Mountain Park Plaza               0       1,566,015       3,791,633               0                0           96,325
  Atlanta, GA
Applewood Centre         (H)              1,795,469       4,574,757               0                0           (4,279)
  Omaha, NE
Birdneck Center          (H)                469,227       2,837,048               0                0           63,313
  Virginia Beach, VA
The Market Place         (H)                810,910       4,875,966               0                0          240,801
  Newton, NC
Barclay Place             2,523,267         573,079       3,452,804          28,402                0          201,081
  Lakeland, FL
The Village At            3,800,498         940,193       5,629,239               0                0           62,260
  Waterford
  Midlothian, VA
Governor's Square  (H)                    1,220,408       7,297,832          14,401                0        1,293,999
  Montgomery, AL
Marion City              (H)                765,950       4,619,926               0                0           95,560
  Square
  Marion, NC
Dunlop Village           (H)                751,518       4,505,067               0                0           36,711
  Colonial Heights,
  VA
Centre Stage             (H)              1,052,698       6,305,930               0                0          336,999
  Springfield, TN
White Oaks Plaza                  0       1,237,309       7,445,072               0                0                0
  Spindale, NC
Cape Henry               (H)                587,486       3,548,028               0                0           47,549
  Virginia Beach,
  VA
Emporia West             (H)                435,001       2,679,059               0                0           62,815
  Emporia, KS
Oxford Mall               6,290,934       1,289,377       7,745,666               0                0          161,989
  Oxford, MS
Southgate                10,664,906       2,269,668      13,391,965               0                0          327,236
  Heath, OH
Crossroads East          (H)                721,798       4,273,252               0                0                0
  Columbus, OH
                       -------------   -------------   -------------   -------------   -------------     -------------

                      $  64,972,605   $  39,939,526   $ 154,671,291    $   1,741,805   $     327,510     $   5,935,184
                      =============    =============   =============   =============   =============     =============




                                       Gross Amount at which                                                         Depreciation
                                    Carried At Close of Period (D)                                                      in Latest
                             --------------------------------------                                                     Income
                                          Buildings and                    Accumulated      Year of        Date        Statement
                            Land           Improvements        Total       Depreciation   Construction    Acquired    is Computed
                            ---------     -------------      --------    -------------    ------------  -----------   -----------
Shopping Centers:
Cactus Village           $   2,050,949   $   4,598,212   $   6,649,161   $   1,573,715           1986   July 1987      40 years
  Glendale, AZ
Hickory Plaza                1,284,578       4,019,090       5,303,668       1,362,558        1974 (A)  Apr. 1987      40 years
  Nashville, TN
Highland Fair                1,220,360       5,213,691       6,434,051       1,717,374           1986   July 1987      40 years
  Gresham, OR
Pablo Plaza                  2,139,347       7,220,118       9,359,465       2,132,725        1972 (B)  Feb. 1987      40 years
  Jacksonville, FL
Southhaven                   1,288,328       4,823,353       6,111,681       1,639,810        1984 (C)  Feb. 1987      40 years
  Southhaven, MS
Town West                    1,932,491       3,342,660       5,275,151       1,160,556           1985   May 1987       40 years
  Indianapolis, IN
Westbird                     1,568,544       8,432,114      10,000,658       2,129,054           1977   Dec. 1986      40 years
  Miami, FL
Winery Square                4,093,236       8,652,457      12,745,693       2,875,148           1987   Dec. 1987      40 years
  Fairfield, CA
Mountain View                2,532,603       8,211,700      10,744,303       2,482,739           1987   July 1988      40 years
  Village
  Shellville, GA
Forest Park Square           2,026,494       7,770,404       9,796,898       2,298,871           1988   May 1989       40 years
  Cincinnati, OH
Kokomo Plaza                   687,128       6,669,809       7,356,937       1,953,899           1988   May 1989       40 years
  Kokomo, IN
Rolling Hills Square         2,956,872       3,356,266       6,313,138         365,886           1980   Oct. 1997      30.5 years
  Tucson, AZ
Mountain Park Plaza          1,566,015       3,887,958       5,453,973         394,960           1988   Oct. 1997      31.2 years
  Atlanta, GA
Applewood Centre             1,795,469       4,570,478       6,365,947         452,251           1989   Oct. 1997      33.1 years
  Omaha, NE
Birdneck Center                469,227       2,900,361       3,369,588         269,603        1987 (G)  Dec. 1997      40 years
  Virginia Beach, VA
The Market Place               810,910       5,116,767       5,927,677         341,901           1989   Dec. 1997      40 years
  Newton, NC
Barclay Place                  573,079       3,682,287       4,255,366         260,779        1974 (J)  Mar. 1998      40 years
  Lakeland, FL
The Village At                 940,193       5,691,499       6,631,692         387,987           1991   Apr. 1998      40 years
  Waterford
  Midlothian, VA
Governor's Square  (H)       1,220,408       8,606,232       9,826,640         544,560        1960 (K)   May 1998       40 years
  Montgomery, AL
Marion City                    765,950       4,715,486       5,481,436         301,041           1988   June 1998      40 years
  Square
  Marion, NC
Dunlop Village                 751,518       4,541,778       5,293,296         268,060           1986   Sep. 1998      40 years
  Colonial Heights,
  VA
Centre Stage                 1,052,698       6,642,929       7,695,627         397,701           1989   Sep. 1998      40 years
  Springfield, TN
White Oaks Plaza             1,237,309       7,445,072       8,682,381         434,066           1988   Sep. 1998      40 years
  Spindale, NC
Cape Henry                     587,486       3,595,577       4,183,063         210,025           1986   Sep. 1998      40 years
  Virginia Beach,
  VA
Emporia West                   435,001       2,741,874       3,176,875         149,888           1980   Nov. 1998      40 years
  Emporia, KS
Oxford Mall                  1,289,377       7,907,655       9,197,032         424,731           1982   Nov. 1998      40 years
  Oxford, MS
Southgate                    2,269,668      13,719,201      15,988,869         706,236        1962 (L)  Dec. 1998      40 years
  Heath, OH
Crossroads East                721,799       4,273,257       4,995,056         222,473        1984 (M)  Dec. 1998      40 years
  Columbus, OH
                         -------------    ------------    ------------     -----------

                         $  40,267,037    $162,348,285    $202,615,322     $27,458,593
                         =============    ============    ============     ===========

(A) Renovated and expanded in 1985.
(B) Expanded and remodeled from 1983 through 1985.
(C) Expanded in 1986.
(D) Aggregate cost for federal income tax purposes is $182,330,530.
(E) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Company.
(F) Included in buildings and improvements are acquisition fees.
(G) Expanded in 1997.
(H) This shopping center is part of a pool of assets collateralizing the Credit Facility which has an outstanding balance of $41,693,000 at December 31, 2000.
(J) Renovated and expanded in 1988.
(K) Developed and renovated in four phases from 1960 through 1990.
(L) Renovated in 1984 and from 1996 through 1997.
(M) Renovated from 1996 through 1997.

 Reconciliation of Real Estate Owned:
                                       2000              1999           1998
                                  --------------    ----------    -------------

Balance at beginning of period: $196,037,997      $194,144,910     $111,042,804
  Acquisitions                       557,823           714,293       82,423,329
  Dispositions                       (46,077)                0                0
  Improvements                     6,227,319         1,753,345          703,687
  Write-off of improvements         (161,740)         (574,551)         (24,910)
                                 -----------       -----------      -----------
Balance at close of period:     $202,615,322      $196,037,997     $194,144,910
                                 ===========       ===========      ===========

Reconciliation of Accumulated Depreciation:

                                        2000            1999            1998
                                  --------------    -------------  -------------

Balance at beginning of period:  $23,253,033      $ 19,268,330     $ 16,404,617
  Depreciation Expense             4,338,565         4,114,002        2,880,114
  Write-off of accumulated
    deprecitaion on improvements    (133,005)         (129,299)         (16,401)
                                ------------       -----------     ------------
Balance at close of period:     $ 27,458,593      $ 23,253,033     $ 19,268,330
                                 ===========       ===========      ===========



                        AEGIS REALTY, INC. AND SUBSIDIARIES
                    Schedule IV - Mortgage Loans on Real Estate
                                December 31, 2000

                                                                                Original           Carrying
                                          Final       Periodic                 Face Amount          Amount
                    Interest   Closing   Maturity     Payment      Prior       of Mortgage        of Mortgage
Description (1)     Rate (2)     Date    Date(3)(5)    Terms (4)   Liens         Loan             Loan (6)(7)(8)
---------------     --------     ----    ----------    ---------   -----         ----             --------------
First Mortgage Loan:
Woodgate Manor(9)     8.95%    12/12/88   1/1/24        Monthly     None       $3,110,300            $3,170,322


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

(5) As of December 13, 1998, the Borrower may elect to prepay at any time without incurring prepayment penalties.

(6)  Carrying amount of mortgage loans:

                                                   2000          1999
                                                ---------     ----------
Beginning balance                               $3,220,191    $3,267,037
Amortization of purchase accounting premiums       (14,430)      (14,430)
Collections of principal                           (35,439)      (32,416)
                                                 ---------     ---------
Ending Balance                                  $3,170,322    $3,220,191
                                                 =========     =========

(7) The aggregate cost of the mortgage loan for Federal income tax purposes at December 31, 2000 is $2,838,429. The difference in aggregate cost is due to the purchase accounting premium recorded for financial statement purposes.

(8) The mortgage loan is current with respect to principal and interest.

(9) The general partnership interest of the mortgagor is held by an affiliate of the Advisor.