Form 10-Q
period 2001-03-31
AEGIS REALTY INC
filed 2001-05-15
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13239


                               AEGIS REALTY, INC.
             (Exact name of Registrant as specified in its charter)



                Maryland                                           13-3916825
--------------------------------------------                 -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                   10022
--------------------------------------                               -----------
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

Item 1.  Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                     ------------ ------------
                                                       March 31,  December 31,
                                                          2001          2000
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS
Real estate, net                                     $174,772,156 $175,156,729
Investment in partnerships                              5,702,834    5,746,841
Mortgage loan receivable                                3,157,399    3,170,322
Loans receivable from affiliate                         2,306,986    2,312,543
Cash and cash equivalents                               3,545,064    1,474,473
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $438,000 and $383,000,
   respectively                                         2,598,270    3,215,665
Deferred costs, net                                     5,675,339    5,679,884
Other assets                                              709,820       937,486
                                                   ----------------------------

   Total Assets                                      $198,467,868 $197,693,943
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                    $  66,389,955$  64,972,605
   Accounts payable and other liabilities               4,638,859    4,476,477
   Distributions payable                                2,116,061    2,115,590
                                                    --------------------------

   Total Liabilities                                   73,144,875   71,564,672
                                                     ------------ ------------

Minority interest of unitholders in the
   Operating Partnership                                6,869,841    6,941,884
                                                    --------------------------

Commitments and Contingencies

Shareholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,051,141
     and 8,049,179 shares issued and outstanding
     in 2001 and 2000, respectively                        80,511       80,491
   Additional paid in capital                         125,359,033  125,339,053
   Distributions in excess of net income               (6,986,392)   (6,232,157)
                                                    ------------- -------------

   Total Shareholders' Equity                         118,453,152  119,187,387
                                                      -----------  -----------
   Total Liabilities and Shareholders' Equity        $198,467,868 $197,693,943
                                                      ===========  ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                       2001             2000
                                                      -------------------------
Revenues:

   Rental income                                      $  4,996,183$  5,187,635
   Tenant reimbursements                                1,251,550  1,150,940
   Income from equity investments                          96,349    101,592
   Interest income                                        129,511    133,679
   Other                                                     42,398     185,913
                                                      -------------------------
   Total revenues                                       6,515,991  6,759,759
                                                      ----------------------

Expenses:

   Repairs and maintenance                                404,125    505,043
   Operating                                              713,688    667,581
   Real estate taxes                                      619,946    612,901
   Interest                                             1,273,561  1,186,856
   General and administrative                             515,431    462,291
   Depreciation and amortization                        1,453,112  1,215,844
   Other                                                   246,345     296,194
                                                      ------------------------
   Total expenses                                       5,226,208  4,946,710
                                                      ----------------------

Income before minority interest                         1,289,783  1,813,049

Minority interest in income of
   the Operating Partnership                              (111,744)    (159,856)
                                                      ------------ ------------

Net income                                            $  1,178,039$  1,653,193
                                                       =========== ===========

Net income per share:

   Basic                                           $          .15   $        .21
                                                    =============== ===========

   Diluted                                         $         .15    $        .21
                                                    =============== ===========

Weighted average shares
   outstanding:

   Basic                                                8,050,487  8,048,032
                                                      ===========  ===========

   Diluted                                              8,050,487  8,048,032
                                                      ===========  ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)



                                                                   Additional          Distributions
                                         Common Stock                Paid-in            in Excess of
                                    --------------------
                                    Shares     Amount                Capital            Net Income            Total
                                    ------     ------                -------            ----------            -----

Balance at
   January 1, 2001                8,049,179      $80,491         $125,339,053           $(6,232,157)    $119,187,387

Net income                                0            0                                  1,178,039        1,178,039
Issuance of shares of
   common stock                       1,962           20               19,980                     0           20,000
Distributions                             0            0                    0            (1,932,274)      (1,932,274)
                            ---------------   ----------        ------------------       ----------    -------------

Balance at
   March 31, 2001                 8,051,141      $80,511         $125,359,033           $(6,986,392)    $118,453,152
                                  =========       ======          ===========            ==========      ===========

See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
                                                     ---------     -----------
Cash flows from operating activities:
Net income                                             $1,178,039   $1,653,193
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                        1,393,303    1,230,053
   Minority interest in income of
     the Operating Partnership                            111,744      159,856
   Distributions from equity investments
     in excess of income                                   33,474       19,978
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                            562,912      (95,254)
   Allowance for doubtful accounts                         54,483       39,814
   Other assets                                          (148,057)    (222,264)
   Due to Advisor and affiliates                          420,723      128,219
   Accounts payable and other liabilities                 162,382       19,664
   Leasing commissions and costs                          (58,872)    (250,864)
                                                      -----------   ----------
     Total adjustments

   Net cash provided by operating activities            3,710,131    2,682,395
                                                        ---------    ---------

Cash flows from investing activities:
   Improvements to real estate                           (889,033)    (951,803)
   Dispositions of real estate                             99,741            0
   Increase in deferred acquisition expenses             (156,793)     (23,920)
   Increase in loans made to affiliate                          0     (255,937)
   Repayments of loans receivable from affiliate            5,557        4,793
   Principal payments received on mortgage loans            9,365        8,565
                                                     -------------------------

   Net cash used in investing activities                 (931,163)  (1,218,302)
                                                       ----------   ----------

Cash flows from financing activities:
   Proceeds from notes payable                          1,500,000    1,000,000
   Periodic repayments of notes payable                   (82,650)    (251,914)
   Distributions paid to shareholders                  (1,931,803)  (1,931,246)
   Increase in deferred loan costs                        (10,137)     (20,885)
   Distributions paid to minority interest               (183,787)    (144,878)
                                                       ----------  -----------
   Net cash used in financing activities                 (708,377)  (1,348,923)
                                                       ----------   ----------

Net increase in cash and cash equivalents               2,070,591      115,170

Cash and cash equivalents at the beginning of
   the period                                           1,474,473    2,226,295
                                                       ----------   ----------

Cash and cash equivalents at the end of the period    $ 3,545,064  $ 2,341,465
                                                       ==========   ==========

Supplemental information:
   Interest paid                                      $ 1,009,565  $ 1,186,856
                                                       ==========   ==========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1 - General


Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of March 31, 2001, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet, held partnership interests in two suburban garden apartment properties (the "Multifamily Properties") and held one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage").

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day to day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at March 31, 2001. Also, at March 31, 2001, 5.54% of the OP Units are held by the sellers of three of the Retail Properties and 3.15% by affiliates of Related.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiary partnerships.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with GAAP, which requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Because the Company has no items of other comprehensive income, the Company's net income and comprehensive income are the same for all periods presented.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It was implemented for the Company beginning on January 1, 2001. Because the Company does not utilize derivatives, implementation of this statement did not have a material effect on the Company's financial statements.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from Dallas, Texas-based P.O'B. Montgomery & Company (and its investment partners) ("POB"). Under the terms of the acquisition agreement, Aegis has agreed to pay POB a total of $203.5 million, comprised of cash, Aegis common shares and assumption of debt encumbering the acquired shopping centers. As a condition to the Acquisition Transaction, Aegis would terminate its advisory agreement and acquire the assets of the Company's property manager, terminate the property management, and internalize those management functions. The Advisor will be entitled to certain fees should the Acquisition Transaction be completed. Aegis originally expected to close the acquisition transaction in late Spring 2001, subject to stockholder approval. Certain stockholders have raised concerns about the transaction. Aegis is currently considering those concerns and is engaged in discussions with POB, which may or may not result in material changes to the transaction as previously announced. The Acquisition Transaction is subject to Aegis' stockholder approval and customary conditions.

Note 2 - Real Estate

The components of real estate are as follows:
                                                        March 31,  December 31,
                                                         2001           2000
                                                     ------------ ----------

Land                                                $  40,252,075  $  40,267,037
Buildings and improvements                            163,144,683  162,348,285
                                                      -----------  -----------
                                                      203,396,758   202,615,322
Less:  Accumulated depreciation                       (28,624,602) (27,458,593)
                                                     ------------ ------------

                                                     $174,772,156  $175,156,729
                                                     ============  ============

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at March 31, 2001. However, the carrying value of certain properties may be in excess of their fair value as of such date.

Note 3 - Deferred Costs

The components of deferred costs are as follows:
                                                       March 31,    December 31,
                                                        2001           2000
                                                     ----------      --------

Deferred loan costs                                   $ 3,422,809  $ 3,437,672
Deferred leasing commissions and costs                  2,726,088    2,667,216
Deferred acquisition expenses                           1,544,381    1,387,588
                                                       ----------   ----------
                                                       7,693,278      7,492,476

Less:  Accumulated amortization                        (2,017,939)  (1,812,592)
                                                       ----------   ----------

                                                      $ 5,675,339   $ 5,679,884
                                                      ===========   ===========

Included in deferred acquisition expenses at March 31, 2001, is approximately $1,275,000, in expenses incurred to date by the Company in connection with the proposed Acquisition Transaction.

NOTE 4 - Notes Payable

As of March 31, 2001 and December 31, 2000, the Company had notes payable with outstanding balances totaling $66,389,955 and $64,972,605, respectively. Further information regarding the notes is as follows:

                                                                                           Collateral/
                  Date of                      Monthly                                       Carrying
                   Note/                      Payment       Outstanding     Outstanding       Value at
                 Maturity     Interest      of Principal      Balance         Balance        March 31,
Noteholder        Date          Rate        and Interest     at 3/31/01     at 12/31/00         2001
----------     ----------     ---------     ------------     ----------     -----------     -------------

(a)     12/30/97     (b)     Interest     $43,193,000     $41,693,000 (c) (h)
          12/29/03            only


Heller      6/24/97 (d)       8.50%         $19,992        2,516,866        2,523,267     Barclay Place/
 Financial, Inc.
            7/1/17                                                                         $3,966,411


Nomura     10/28/97 (e)         7.54%       $33,130        3,772,573          3,800,498     Village At
Asset Capital  11/11/22                                                                    Waterford/
Corporation                                                                                $6,207,508


Chase Bank     12/16/96 (f)     8.875%     $51,717         6,275,248        6,290,934     Oxford Mall/
               1/1/07                                                                     $8,720,500

Merrill Lynch   9/18/97 (g)     7.73%     $79,509     10,632,268     10,664,906         Southgate/
Credit          10/1/07                               ---------     ----------         $15,666,279
Corporation
                                                    $66,389,955     $64,972,605
                                                   ==========      ==========


(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 5.125% at March 31, 2001.

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

(h) The Credit Facility was collateralized at March 31, 2001 by nineteen Retail Properties, one investment in a partnership and one Mortgage Loan with carrying values of $109,744,786, $5,040,221 and $3,157,399, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

Note 5 - Common Stock

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of March 31, 2001 and December 31, 2000, 3,357 and 2,376 shares, respectively, having an aggregate value at the date of issuance of $32,500 and $22,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services.

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

The costs incurred to related parties for the three months ended March 31, 2001 and 2000 were as follows:
                                                            Three Months Ended
                                                                 March 31,
                                                             2001        2000
                                                        ----------------------

Expense reimbursement                                   $  70,112  $  69,895
Property management fees                                  317,845    281,557
Leasing commissions and costs                              78,469    183,495
Asset management fee                                      193,087    193,780
                                                          -------    -------

                                                        $659,513    $728,727
                                                        ========    ========


Note 7 - Earnings Per Share

Basic and diluted net income per share in the amount of $.15 and $.21 for the three months ended March 31, 2001 and 2000, respectively, equals net income for the periods ($1,178,039 and $1,653,193, respectively), divided by the weighted average number of shares outstanding for the periods (8,050,487 and 8,048,032, respectively).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at March 31, 2001 and 2000 into an additional 765,780 and 777,213 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

Note 8 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is either a director of Aegis or the Advisor. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001, a second action, entitled Schnipper v. Aegis Realty, Inc., et al., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). Schnipper is purportedly brought as a class action. On or about April 2, 2001, a third action, entitled Opportunity Partners, L.P. v. Stuart J. Boesky, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore County, Maryland against, among others, Aegis, each of its five directors, and the Advisors. Opportunity Partners is purportedly a class and derivative action. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to the Advisor and the Property Manager. The actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue is subject to Aegis stockholder approval and will be submitted for a vote of the Aegis stockholders after proxy materials describing that transaction are disseminated to the Aegis stockholders. Aegis intends to defend all three actions vigorously. On or about April 16, 2001, the defendants filed motions to dismiss the complaint in Paul. The defendants' times to answer in Schnipper and Opportunity Partners have not yet expired. With respect to the allegations in the lawsuits, the defendants have advised that they continue to believe that the transaction is fair and reasonable and in the best interests of Aegis and its stockholders and will be submitted for approval by a vote of the Aegis stockholders.

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

Note 9 - Subsequent Event

On April 23, 2001, the owner of Woodgate Manor sold the property to a third party. The Company received proceeds of $3.5 million from the borrower. The carrying value of the Company's mortgage and equity loans were $3.2 million at the date of sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company has initiated a focused business/strategic plan designed to increase funds from operations ("FFO") and to enhance the value of its stock over a long term horizon. The plan concentrates principally on external growth and internal growth.

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

As a REIT, the Company is required to distribute at least 90% of its taxable income to maintain REIT status. Funds generated from operations are expected to be sufficient to allow the Company to meet this requirement.

The Advisor believes that the stability of the Company's operations and its ability to maintain liquidity are enhanced by:

(i)  Geographic diversity of its portfolio of real estate and its mortgage note.

(ii) 46% of total revenues for the three months ended March 31, 2001 were earned from shopping center anchor tenants which are national and/or credit tenants.

(iii) No single asset accounts for more than 8% of total revenues for the three months ended March 31, 2001.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

(vi) Maintaining and physically updating its portfolio of real estate such that the properties remain competitive in their market areas in terms of occupancy and rents.

During the three months ended March 31, 2001, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $2,071,000. This increase was primarily due to cash provided by operating activities ($3,710,000) and net proceeds from notes payable ($1,417,000) which exceeded improvements to real estate ($889,000), an increase in deferred acquisition expenses ($157,000), distributions paid to shareholders ($1,932,000) and distributions paid to minority interest ($184,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $1,393,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund, in future years, the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant continues to fully abide by all significant aspects of its lease which will expire in September 2006. The Company is actively pursuing potential replacement tenants and at the appropriate time, hopes to be able to negotiate a termination agreement with Safeway.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix, who is expected to take physical occupancy in the third quarter of 2001.

(iii) Three of White Oaks Plaza's anchors have vacated their spaces. Two, Wal-mart and Winn-Dixie, are still paying rent and are current in their rent payments.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000. The original lessee is still obligated to pay rent on the space through January 2004. As of March 31, 2001, the tenant had paid all base rent payments. Beginning April 2001, the original lessee has ceased paying rent. As of May 9, 2001, the total unpaid rent was $24,649.


(v) Food Lion, located in Barclay Place, closed its store in December 2000. It is still obligated to pay rent through the expiration of their lease, and is current with all rent payments.

In May 2001, a distribution of $1,932,274 ($.24 per share), which was declared in March 2001, was paid to the stockholders from cash flow from operations for the quarter ended March 31, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

Rental income decreased approximately $191,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to the decrease of percentage rent for White Oak Plaza, Pablo Plaza, Westbird and Oxford Mall and minimum unrealized straight line rent of Highland Fair, Westbird and Pablo Plaza. This was offset by the increase in concession free rent of Highland Fair, Westbird, and Pablo Plaza and minimum rent of Pablo Plaza, Governors Square and Marion City Square.

Tenant reimbursements increased approximately $101,000 for the three months ended March 31, 2001 as compared to 2000 due to the increase of the reimbursements of common charges of Pablo Plaza, Crossroads East, Mountain View and Townwest and the reimbursements of real estate taxes of Pablo Plaza, Southgate, Southaven and Westbird.

Other income decreased approximately $144,000 for the three months ended March 31, 2001 as compared to 2000 due to the one time lease settlements from Marion City and White Oak Plaza in the first quarter of 2000.

Repairs and maintenance decreased approximately $101,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to an decrease in snow removal at White Oak Plaza, Marion City Square, Marketplace and Kokomo Plaza and roof repairs at Winery Square, Oxford Mall and Dunlap Village.

Operating expense increased approximately $46,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to the increase in the property management fee expense of Emporia West, Mountain Park and Winery Square and the legal expense of Pablo Plaza.

Interest expense increased approximately $87,000 for the three months ended March 31, 2001 as compared to 2000 due to the increase in the outstanding principal balance of the Credit Facility offset by the payoff of the New York Life note payable.

General and administrative expense increased approximately $53,000 for the three months ended March 31, 2001 as compared to 2000 due to the increase in public relations, other state income taxes and other fees.

Depreciation and amortization increased approximately $237,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to the increase in depreciation of Westbird, Governor's Square and Pablo Plaza and the increase in amortization of the Credit Facility deferred financing fees.

Other expenses decreased approximately $50,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to the decrease of abandoned projects offset by an increase in insurance.

Funds from Operations and Funds Available for Distribution
----------------------------------------------------------

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $15,426 and $111,043 for the three months ended March 31, 2001 and 2000, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three months ended March 31, 2001 and 2000 are summarized in the following table:

                                                          Three Months Ended
                                                                 March 31,
                                                             2001         2000
                                                        -----------------------

Net income                                            $  1,178,039  $1,653,193
Depreciation and amortization of
   real property                                        1,283,279  1,122,171
Depreciation and amortization from equity investments      60,362     60,469
                                                      -----------------------

Funds From Operations ("FFO")                           2,521,680  2,835,833

Amortization of deferred financing costs                  183,924    107,882
Principal payments received on mortgage loans               9,365    8,565
Straight-lining of property rentals for rent escalations  (15,426)   (111,043)
Improvements to real estate                              (889,033)  (951,803)
Principal repayments on notes payable                     (82,650)  (132,668)
Leasing commissions                                        (39,272)  (222,364)
                                                      ------------ ----------

Funds Available for Distribution
   ("FAD")                                            $  1,688,588  $ 1,534,402
                                                       =========== ===========

Distributions to shareholders                         $  1,932,274  $1,931,803
                                                       =========== ===========

FFO payout ratio                                              76.6%      68.1%
                                                    ===============   ==========

Cash flows from:
Operating activities                                 $  3,710,131$  2,682,395
                                                       =========== ===========
Investing activities                                 $    (931,163)$ (1,218,302)
                                                      ============  ===========
Financing activities                                 $    (708,377)$ (1,348,923)
                                                      ============  ===========

Weighted average common shares outstanding              8,050,487      8,048,032
                                                      ===========    ===========
Weighted average common shares and OP Units
   outstanding                                          8,816,267  8,825,245
                                                      ======================

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The debt financing used to raise capital for the acquisition of the Company's investments expose the Company to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and International political considerations and other factors beyond the control of the Company.

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of March 31, 2001, approximately 35% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $43,193,000 outstanding under the Credit Facility at March 31, 2001, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $432,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $864,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Management may engage in such hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is either a director of Aegis or the Advisor. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001, a second action, entitled Schnipper v. Aegis Realty, Inc., et al., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis's five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). Schnipper is purportedly brought as a class action. On or about April 2, 2001, a third action, entitled Opportunity Partners, L.P. v. Stuart J. Boesky, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore County, Maryland against, among others, Aegis, each of its five directors, and the Advisors. Opportunity Partners is purportedly a class and derivative action. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to the Advisor and the Property Manager. The actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue is subject to Aegis stockholder approval and will be submitted for a vote of the Aegis stockholders after proxy materials describing that transaction are disseminated to the Aegis stockholders. Aegis intends to defend all three actions vigorously. On or about April 16, 2001, the defendants filed motions to dismiss the complaint in Paul. The defendants' times to answer in Schnipper and Opportunity Partners have not yet expired. With respect to the allegations in the lawsuits, the defendants have advised that they continue to believe that the transaction is fair and reasonable and in the best interests of Aegis and its stockholders and will be submitted for approval by a vote of the Aegis stockholders.

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

       (a) Exhibits: None

       (b) Reports on Form 8-K:

           No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  May 12, 2001                 By:
                                        -----------------------------------
                                        Stuart J. Boesky
                                        Director, Chairman of the
                                        Board, President and
                                        Chief Executive Officer




Date:  May 12, 2001                 By:
                                        -----------------------------------
                                        Michael I. Wirth
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  May 12, 2001                 By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Director, Chairman of the
                                        Board, President and
                                        Chief Executive Officer




Date:  May 12, 2001                 By: /s/ Michael I. Wirth
                                        --------------------
                                        Michael I. Wirth
                                        Chief Financial Officer