Form 10-Q
period 2001-06-30
AEGIS REALTY INC
filed 2001-08-13
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR


 ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13239


                               AEGIS REALTY, INC.
                               ------------------
            (Exact name of Registrant as specified in its charter)



                Maryland                                        13-3916825
--------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



625 Madison Avenue, New York, New York                             10022
--------------------------------------                         -------------
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

Item 1.  Financial Statements

                                AEGIS REALTY, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets

                                                              --------------  --------------
                                                                 JUNE 30,     DECEMBER 31,
                                                                   2001           2000
                                                              --------------  --------------
                                                               (UNAUDITED)
ASSETS
Real estate, net                                                $174,366,741    $175,156,729
Investment in partnerships                                         5,625,147       5,746,841
Mortgage loan receivable                                                   0       3,170,322
Loans receivable from affiliate                                    2,301,292       2,312,543
Cash and cash equivalents                                          6,165,359       1,474,473
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $383,000                                   2,454,855       3,215,665
Deferred costs, net                                                3,967,965       5,679,884
Other assets                                                       1,033,762         937,486
                                                              --------------  --------------
   TOTAL ASSETS                                                 $195,915,121    $197,693,943
                                                              ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                $ 66,308,744    $ 64,972,605
   Accounts payable and other liabilities                          4,515,995       4,476,477
   Due to Advisor and affiliates                                     429,280               0
   Distributions payable                                           2,116,061       2,115,590
                                                              --------------  --------------

   TOTAL LIABILITIES                                              73,370,080      71,564,672
                                                              --------------  --------------

Minority interest of unitholders in the
   Operating Partnership                                           6,628,546       6,941,884
                                                              --------------  --------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
   Common stock; $.01 par value;
      50,000,000 shares authorized; 8,051,141
      and 8,049,179 shares issued and outstanding
      in 2001 and 2000, respectively                                  80,511          80,491
   Additional paid in capital                                    125,359,033     125,339,053
   Distributions in excess of net income                          (9,523,049)     (6,232,157)
                                                              --------------  --------------

   TOTAL SHAREHOLDERS' EQUITY                                    115,916,495     119,187,387
                                                              --------------  --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $195,915,121    $197,693,943
                                                              ==============  ==============

         See accompanying notes to consolidated financial statements

                     AEGIS REALTY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                   (Unaudited)

                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                JUNE 30,                             JUNE 30,
                                     ----------------------------           ---------------------------
                                          2001            2000                  2001            2000
                                     ----------------------------           ---------------------------
REVENUES:
   Rental income                       $4,991,722      $4,975,979            $ 9,987,905    $10,163,614
   Tenant reimbursements                1,171,234       1,107,932              2,422,784      2,258,872
   Income from equity investments          62,670          98,327                159,019        199,919
   Interest income                        460,571         151,311                590,082        284,990
   Other                                   42,441          61,125                 84,839        247,038
                                     ------------    ------------           ------------  -------------
   Total revenues                       6,728,638       6,394,674             13,244,629     13,154,433
                                     ------------    ------------           ------------  -------------
Expenses:
   Repairs and maintenance                414,005         454,674                818,130        959,717
   Operating                              651,553         666,880              1,365,241      1,334,461
   Real estate taxes                      625,777         589,348              1,245,723      1,202,249
   Interest                             1,154,940       1,202,234              2,428,501      2,389,090
   General and administrative             450,766         507,617                966,197        969,908
   Depreciation and amortization        1,516,503       1,257,981              2,969,615      2,473,825
   Terminated transaction costs         2,326,351               0              2,326,351              0
   Other                                  250,634         199,848                496,979        496,042
                                     ------------    ------------           ------------  -------------
   Total expenses                       7,390,529       4,878,582             12,616,737      9,825,292
                                     ------------    ------------           ------------  -------------
(Loss) income before minority interest   (661,891)      1,516,092                627,892      3,329,141
Minority interest in loss (income) of
   the Operating Partnership               57,508        (132,462)               (54,236)      (292,318)
                                     ------------    ------------           ------------  -------------
Net income (loss)                      $ (604,383)     $1,383,630            $   573,656    $ 3,036,823
                                     ============    ============           ============  =============
Net income (loss) per share:
   Basic                               $     (.08)     $      .17            $       .07    $       .38
                                     ============    ============           ============  =============
   Diluted                             $     (.08)     $      .17            $       .07    $       .38
                                     ============    ============           ============  =============
Weighted average shares
   outstanding:
   Basic and diluted                    8,051,141       8,049,179              8,050,816      8,048,605
                                     ============    ============           ============  =============

         See accompanying notes to consolidated financial statements

                     AEGIS REALTY, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                                 (Unaudited)

                                                                    ADDITIONAL              DISTRIBUTIONS
                                     COMMON STOCK                    PAID-IN                 IN EXCESS OF
                                SHARES          AMOUNT               CAPITAL                  NET INCOME               TOTAL
                               ---------        -------            ------------            --------------          ------------
Balance at
   January 1, 2001             8,049,179        $80,491            $125,339,053            $   (6,232,157)         $119,187,387
Net income                             0              0                                           573,656               573,656
Issuance of shares of
   common stock                    1,962             20                  19,980                         0                20,000
Distributions                          0              0                       0                (3,864,548)           (3,864,548)
                               ---------        -------            ------------            --------------          ------------
Balance at
   June 30, 2001               8,051,141        $80,511            $125,359,033            $   (9,523,049)         $115,916,495
                               =========        =======            ============            ==============          ============

See accompanying notes to consolidated financial statements

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                 --------------------------------
                                                                       2001              2000
                                                                 --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   573,656       $ 3,036,823
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                      2,943,900         2,502,243
   Minority interest in income of
      the Operating Partnership                                          54,236           292,318
   Distributions from equity investments
      in excess of income                                               100,511            51,386
   Terminated transaction costs                                       2,326,351                 0
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                                          761,019           180,587
   Allowance for doubtful accounts                                         (209)          (13,627)
   Other assets                                                         (96,276)          555,490
   Due to Advisor and affiliates                                        449,280            84,987
   Accounts payable and other liabilities                                39,518           531,720
   Leasing commissions and costs                                       (252,959)         (479,904)
                                                                 --------------     -------------
   Net cash provided by operating activities                          6,899,027         6,742,023
                                                                 --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to real estate                                       (1,599,437)       (2,777,866)
   Dispositions (acquisitions) of real estate                                 0          (541,925)
   Increase in deferred acquisition expenses                           (938,763)         (285,868)
   Increase in loans made to affiliate                                        0          (255,937)
   Repayments of loans receivable from affiliate                         11,251            10,576
   Principal payments received on mortgage loans                      3,217,220            17,324
                                                                 --------------     -------------
   Net cash provided by (used in) investing activities                  690,271        (3,833,696)
                                                                 --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                        1,500,000         7,000,000
   Periodic repayments of notes payable                                (163,861)         (227,713)
   Distributions paid to shareholders                                (3,864,077)       (3,863,049)
   Increase in deferred loan costs                                       (2,900)          (74,218)
   Distributions paid to minority interest                             (367,574)         (364,740)
   Repayments of notes payable                                                0        (4,766,303)
                                                                 --------------     -------------
   Net cash used in financing activities                             (2,898,412)       (2,296,023)
                                                                 --------------     -------------

                                                                   (continued)

         See accompanying notes to consolidated financial statements

                     AEGIS REALTY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 --------------------------------
                                                                       2001              2000
                                                                 --------------     -------------
Net increase in cash and cash equivalents                             4,690,886           612,304
Cash and cash equivalents at the beginning of
   the period                                                         1,474,473         2,226,295
                                                                 --------------       -----------
Cash and cash equivalents at the end of the period                  $ 6,165,359       $ 2,838,599
                                                                 ==============       ===========
SUPPLEMENTAL INFORMATION:
   Interest paid                                                    $ 2,220,997       $ 2,389,090
                                                                 ==============       ===========

         See accompanying notes to consolidated financial statements

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

NOTE 1 - GENERAL

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of June 30, 2001, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet and held partnership interests in two suburban garden apartment properties (the "Multifamily Properties").

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day-to-day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at June 30, 2001. Also, at June 30, 2001, 5.54% of the OP Units are held by the sellers of three of the Retail Properties and 3.15% by affiliates of Related.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiary partnerships.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with GAAP, which requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

The Company has no items of other comprehensive income; therefore, the Company's net income and comprehensive income are the same for all periods presented.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It was implemented for the Company beginning on January 1, 2001. Because the Company does not utilize derivatives, implementation of this statement had no effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. Management believes that implementation of these statements will not have a material impact on the Company's financial statements.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from Dallas, Texas-based P'OB. Montgomery & Company (and its investment partners) ("POB"). Under the terms of the acquisition agreement, Aegis agreed to pay POB a total of $203.5 million, comprised of cash, Aegis common shares and assumption of debt encumbering the acquired shopping centers. On August 7, 2001, the Company announced that it had terminated the Acquisition Transaction, by mutual consent with POB, for a fee of $350,000. This fee plus prior deferred expenses relating to the Acquisition Transaction of approximately $1,700,000 have been included in the consolidated statement of operations as terminated transaction costs.

In light of the recent decision to terminate the Acquisition Transaction, the Board of Directors has instructed management to focus on pursuing the sale of the Company or its assets. In this regard, the Board has directed management to retain an investment advisor to assist in developing an appropriate marketing strategy. If acceptable values cannot be achieved, the Board of Directors will then pursue alternative transactions with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and, accordingly, wrote off approximately $270,000 of deferred acquisition costs included in the consolidated statement of operations as terminated transaction costs.

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

NOTE 2 - REAL ESTATE

The components of real estate are as follows:

                                                                  JUNE 30,     DECEMBER 31,
                                                                     2001          2000
                                                              --------------  --------------
Land                                                            $ 42,041,459    $ 40,267,037
Buildings and improvements                                       161,899,587     162,348,285
                                                              --------------  --------------
                                                                 203,941,046     202,615,322
Less:  Accumulated depreciation                                  (29,574,305)    (27,458,593)
                                                              --------------  --------------
                                                                $174,366,741    $175,156,729
                                                              ==============  ==============

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at June 30, 2001. However, the carrying value of certain properties may be in excess of their fair value as of such date.

NOTE 3 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2001           2000
                                                              --------------  --------------
Deferred loan costs                                              $ 3,440,572     $ 3,437,672
Deferred leasing commissions and costs                             2,799,964       2,667,216
Deferred acquisition expenses                                              0       1,387,588
                                                              --------------  --------------
                                                                   6,240,536       7,492,476
Less:  Accumulated amortization                                   (2,272,571)     (1,812,592)
                                                              --------------  --------------
                                                                 $ 3,967,965     $ 5,679,884
                                                              ==============  ==============

The decline in deferred acquisition expenses is related to the decision to terminate the Acquisition Transaction (see Note 1).

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

NOTE 4 - NOTES PAYABLE

As of June 30, 2001 and December 31, 2000, the Company had notes payable with outstanding balances totaling $66,308,744 and $64,972,605, respectively. Further information regarding the notes is as follows:

                                                                                      COLLATERAL/
                    DATE OF                 MONTHLY                                    CARRYING
                     NOTE/                  PAYMENT      OUTSTANDING   OUTSTANDING     VALUE AT
                   MATURITY    INTEREST   OF PRINCIPAL     BALANCE       BALANCE       JUNE 30,
NOTEHOLDER           DATE        RATE     AND INTEREST   AT 6/30/01    AT 12/31/00       2001
----------        ----------   ---------  ------------   -----------   -----------    -----------
(a)               12/30/97     (b)         Interest      $43,193,000   $41,693,000 (c) (d)
                  12/29/03                 only

Heller            6/24/97 (e)  8.50%       $19,992         2,510,328     2,523,267    Barclay Place/
Financial, Inc.   7/1/17                                                              $4,122,298

Nomura            10/28/97 (f) 7.54%       $33,130         3,744,913     3,800,498    Village At
  Asset Capital   11/11/22                                                            Waterford/
  Corporation                                                                         $6,171,292

Chase Bank        12/16/96 (g) 8.875%      $51,717         6,259,210     6,290,934    Oxford Mall/
                  1/1/07                                                              $8,668,668

Merrill Lynch     9/18/97 (h)  7.73%       $79,509        10,601,293    10,664,906    Southgate/
  Credit          10/1/07                                -----------   -----------    $15,616,839
  Corporation
                                                         $66,308,744   $64,972,605
                                                         ===========   ===========

(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 3.72% at June 30, 2001.

(c) Outstanding balance of an $80 million senior revolving credit facility ("Credit Facility").

(d) The Credit Facility was collateralized at June 30, 2001 by nineteen Retail Properties and one investment in a partnership with carrying values of $109,311,148 and $5,010,654, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

(e) Note was assumed upon purchase by the Company on June 30, 1998 of the property collateralizing the note.

(f) Note was assumed upon purchase by the Company on April 22, 1998 of the property collateralizing the note.

(g) Note was assumed upon purchase by the Company on November 24, 1998 of the property collateralizing the note.

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

(h) Note was assumed upon purchase by the Company on December 9, 1998 of the property collateralizing the note.

NOTE 5 - COMMON STOCK

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of June 30, 2001 and December 31, 2000, 6,714 and 4,752 shares, respectively, having an aggregate value at the date of issuance of $65,000 and $45,000, respectively, have been issued to the Company's two independent directors as compensation for their services.

NOTE 6 - RELATED PARTY TRANSACTIONS

Pursuant to the Advisory Agreement, the Advisor receives (i) acquisition fees equal to 3.75% of the acquisition price of properties acquired; (ii) mortgage selection fees based on the principal amount of mortgage loans funded; (iii) asset management fees equal to .375% of the total invested assets of the Company; (iv) a 1.5% liquidation fee based on the gross sales price of the assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Advisor on behalf of the Company.

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

The costs incurred to related parties for the three and six months ended June 30, 2001 and 2000 were as follows:

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                      JUNE 30,
                                --------------------------    ---------------------------
                                      2001          2000            2001           2000
                                -------------   ----------    --------------   ----------
Expense reimbursements            $    71,526  $    70,671      $    141,638   $  140,566
Property management fees              279,453      279,986           597,298      561,543
Leasing commissions and costs         113,223      145,356           191,692      328,851
Asset management fees                 190,900      193,780           383,987      387,560
Acquisition fees                            0       19,503                 0       19,503
                                -------------   ----------    --------------   ----------
                                   $  655,102   $  709,296       $ 1,314,615   $1,438,023
                                -------------   ----------    --------------   ----------

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic and diluted net income (loss) per share in the amount of $(.08) and $.17 and $.07 and $.38 for the three and six months ended June 30, 2001 and 2000, respectively, equals net loss or income for the period of $(604,383) and $1,383,630 and $573,656 and $3,036,823, respectively, divided by the weighted average number of shares outstanding for the periods (8,051,141 and 8,049,179 and 8,050,816 and 8,048,605, respectively).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at June 30, 2001 and 2000 into an additional 765,780 and 777,213 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor and the Property Manager. Also individually named in the suit were certain affiliates of the Advisor and Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom (other than Mr. Ross) is a director of the Company. Aegis was also named as a nominal defendant. The action is entitled PAUL v. THE RELATED COMPANIES L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001, a second action, entitled SCHNIPPER v. AEGIS REALTY, INC., et al., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). SCHNIPPER is purportedly brought as a class action. On or about April 4, 2001, a third action, entitled OPPORTUNITY PARTNERS, L.P. v. STUART J. BOESKY, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore City, Maryland against, among others, Aegis, each of its five directors, the Advisor and the Property Manager. OPPORTUNITY PARTNERS is purportedly a class and derivative action. Each of these three actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the termination by Aegis of its external advisory agreements and the purchase by Aegis of various assets owned by the Advisor and Property Manager. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Manager. All three actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue would not be consummated unless and until it was approved by Aegis' stockholders after proxy materials describing that transaction were disseminated to them. The defendants have advised the Company that they intend to defend all three actions vigorously. The defendants filed motions to dismiss the complaint in PAUL on or about April 16, 2001, in SCHNIPPER on or about July 17, 2001 and in OPPORTUNITY PARTNERS on or about July 23, 2001. The PAUL motion has been fully briefed and is awaiting a decision. Opposition papers have not yet been filed in either SCHNIPPER or OPPORTUNITY PARTNERS.

The Company believes that it has meritorious defenses to the claims brought in the lawsuits described above, but is unable to predict the effect of the outcome of these lawsuits on the

                    AEGIS REALTY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)

Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain. No provision has been recorded on the financial statements of the Company to reflect the above litigation. On August 7, 2001, the Company announced that it had terminated, by mutual consent with the third party, the transaction that is at issue in each suit. No action has yet been taken by any of the plaintiffs in response to the Company's announcement. Although the transaction at issue was terminated for reasons unrelated to the three lawsuits, management believes that a collateral consequence of that termination is that the claims asserted in each of the three lawsuits are now moot. If the plaintiff in each action does not voluntarily dismiss the action because it is now moot, the defendants intend to apply to the applicable court for such relief in addition to or as an alternative to the pending motions to dismiss already filed by defendants.

Except for the lawsuits described above, the Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENT

On August 2, 2001, the Board of Directors, including the members of the compensation committee, approved the grant of options to acquire 241,552 shares of common stock to employees and affiliates of the Advisor. The designation of the individual grantees and the vesting and other terms of the options will be subject to the approval of the compensation committee. The options represent the remaining balance of available options which were authorized but unissued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires long-term financing in order to invest in and maintain its portfolio of retail properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's charter dictates leverage of no more than 50% of the Company's total market value. On a short-term basis, the Company requires funds to pay its operating expenses and those of the retail properties, to make improvements to the retail properties, pay its debt service and make distributions to its shareholders. The primary sources of the Company's short-term liquidity needs are the cash flow received from the retail properties and interest income.

In light of the recent decision to terminate the Acquisition Transaction, the Board of Directors has instructed management to focus on pursuing the sale of the Company or its assets. In this regard, the Board has directed management to retain an investment advisor to assist in developing an appropriate marketing strategy. If acceptable values cannot be achieved, the Board of Directors will then pursue alternative transactions with the goal of maximizing stockholder value.

In order to maintain its REIT status, the Company is required to distribute at least 90% of its taxable income. Funds generated from operations are expected to be sufficient to allow the Company to meet this requirement.

The Advisor believes that the stability of the Company's operations and its ability to maintain liquidity are enhanced by the following factors:

(i) Geographic diversity of its portfolio of real estate and its mortgage note.

(ii) 47% of total revenues for the six months ended June 30, 2001 were earned from shopping center anchor tenants which are national and/or credit tenants.

(iii) No single asset accounts for more than 8% of total revenues for the six months ended June 30, 2001.

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

During the six months ended June 30, 2001, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $4,691,000. This increase was primarily due to cash provided by operating activities, $6,899,000, proceeds from the repayment of mortgage loans, $3,217,000 and net proceeds from notes payable, $1,336,000 which exceed improvements to real estate ($1,599,000), distributions paid to shareholders, ($3,864,000) and distributions paid to minority interest ($368,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $2,944,000 and terminated transaction costs of $2,326,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center, closed its facility in December 1991 due to poor sales. The tenant continues to fully abide by all significant aspects of its lease, which will expire in September 2006. The Company is actively pursuing potential replacement tenants and, at the appropriate time, hopes to be able to negotiate a termination agreement with Safeway.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix, who is expected to take physical occupancy in the fourth quarter of 2001. Physical construction has begun with the demolition of approximately 56% of the center to make room for the new stand-alone Publix.

(iii) Three of White Oaks Plaza's anchors have vacated their spaces. Two anchors, Wal-Mart and Winn-Dixie, are still paying rent and are current in their rent payments.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000. The original lessee is still obligated to pay rent on the space through January 2004. Beginning April 2001, the original lessee has ceased paying rent. As of July 30, 2001, the total unpaid balance was $53,565.

(v) Food Lion, located in Barclay Place, closed its store in December 2000. It is still obligated to pay rent through the expiration of its lease in December 2009, and is current with all rent payments.

In August 2001, a distribution of $1,932,274 ($.24 per share), which was declared in June 2001, was paid to the stockholders from cash flow from operations for the quarter ended June 30, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

Rental income decreased approximately $176,000 for the six months ended June 30, 2001 as compared to 2000 primarily due to the decrease of percentage rent for White Oak Plaza, Pablo Plaza, Westbird and Oxford Mall and minimum unrealized straight line rent for Highland Fair, Westbird and Pablo Plaza. This was offset by the increase in concession free rent for Highland Fair, Westbird, and Pablo Plaza and minimum rent of Pablo Plaza, Governors Square and Marion City Square. There was no significant difference for the three months ended June 30, 2001 versus 2000.

Tenant reimbursements increased approximately $63,000 and $164,000 for the three and six months ended June 30, 2001 as compared to 2000 due to the increase of the reimbursements of common charges at Pablo Plaza, Crossroads East, Applewood Centre and Townwest and the reimbursements of real estate taxes for Pablo Plaza, Applewood Centre and Marketplace.

Other income decreased approximately $19,000 and $162,000 for the three and six months ended June 30, 2001 as compared to 2000 primarily due to the lease settlements of Marion City Square and Winery Square paid in 2000.

Repairs and maintenance decreased approximately $41,000 and $142,000 for the three and six months ended June 30, 2001 as compared to 2000 primarily due to a decrease in grounds paving and striping costs at Centre Stage and Winery Square and snow removal costs at White Oak Plaza, Marion City Square, Dunlap Village and Kokomo Plaza.

Interest expense decreased approximately $47,000 for the three months ended June 30, 2001 as compared to 2000, primarily due to the pay off of the New York Life note payable. Interest expense increased approximately $39,000 for the six months ended June 30, 2001 compared to 2000, primarily due to an increase in the outstanding principal balance of the Credit Facility.

Depreciation and amortization increased approximately $259,000 and $496,000 for the three and six months ended June 30, 2001, respectively, as compared to 2000 primarily due to the increase in depreciation expense for Westbird, Governor's Square and Southgate and the increase in amortization of the Credit Facility associated with deferred financing fees.

Terminated transaction costs are approximately $2,326,000 for the three and six months ended June 30, 2001, primarily due to the write-off of deferred expenses related to the termination of the Acquisition Transaction with POB.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents income (or loss) before minority interest (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of ($4,347) and $76,373 and $11,079 and $187,416 for the three and six months ended June 30, 2001 and 2000, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements for the applicable periods, and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and six months ended June 30, 2001 and 2000 are summarized in the following table:

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                        -----------------------------  --------------------------
                                              2001           2000          2001              2000
                                        -----------------------------  --------------------------
Income (loss) before minority
   interest                             $   (661,891)     $ 1,516,092   $   627,892   $ 3,329,141
Depreciation and amortization of
   real property                           1,338,914        1,158,146     2,622,193     2,280,317
Depreciation and amortization
   from equity investments                    60,989           60,470       121,351       120,939
                                        -----------------------------  --------------------------

Funds From Operations ("FFO")                738,012        2,734,708     3,371,436     5,730,397

Amortization of deferred
   financing costs                           189,148          114,044       373,072       221,926
Principal payments received
   on mortgage loans                       3,207,855            8,759     3,217,220        17,324
Straight-lining of property
   rentals for rent escalations                4,347          (76,373)      (11,079)     (187,416)
Improvements to real estate                 (710,404)      (1,826,063)   (1,599,437)   (2,777,866)
Principal repayments on
   notes payable                             (81,211)        (214,291)     (163,861)     (346,959)
Leasing commissions                          (54,375)        (208,540)      (93,647)     (430,904)
                                        -----------------------------  --------------------------
Funds Available for Distribution
   ("FAD")                              $  3,293,372      $   532,244   $ 5,093,704   $ 2,226,502
                                        =============================  ==========================
Distributions to shareholders and
   minority interest                    $  1,932,274      $ 1,931,803   $ 3,864,548   $ 3,863,606
                                        =============================  ==========================
FFO payout ratio                             261.8%            70.6%        114.6%          67.4%
                                        =============================  ==========================
Cash flows from:
Operating activities                    $    862,546      $ 4,059,628   $ 6,899,028   $ 6,742,023
                                        =============================  ==========================
Investing activities                    $  3,947,784      $(2,615,394)  $   690,270   $(3,833,696)
                                        =============================  ==========================
Financing activities                    $ (2,190,035)     $  (947,100)  $(2,898,412)  $(2,296,023)
                                        =============================  ==========================
Weighted average common
   shares and OP Units outstanding         8,816,921        8,822,588     8,816,596     8,826,116
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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of June 30, 2001, approximately 35% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $43,193,000 outstanding under the Credit Facility at June 30, 2001, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $432,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $864,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Management may engage in such hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor and the Property Manager. Also named as defendants in the suit were certain affiliates of the Advisor and Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom (other than Mr. Ross) is a Director of the Company. Aegis was also named as a nominal defendant. The action is entitled PAUL v. THE RELATED COMPANIES, L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001 a second action, entitled SCHNIPPER v. AEGIS REALTY, INC., et al., Case No. 219736 - V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). SCHNIPPER is purportedly brought as a class action. On or about April 4, 2001 a third action, entitled OPPORTUNITY PARTNERS, L.P. v. STUART J. BOESKY, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore City, Maryland against, among others, Aegis, each of its five directors, the Advisor and the Property Manager. OPPORTUNITY PARTNERS is purportedly a class and derivative action.

           Each of these three actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the termination by Aegis of its external advisory agreements and purchase by Aegis of various assets owned by the Advisor and Property Manager. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Manager. All three actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue would not be consummated unless and until it was approved by Aegis' stockholders after proxy materials describing that transaction were disseminated to them. The defendants have advised the Company that they intend to defend all three actions vigorously. The defendants filed motions to dismiss the complaint in PAUL on or about April 16, 2001, in SCHNIPPER on or about July 17, 2001 and in OPPORTUNITY PARTNERS on or about July 23, 2001. The PAUL motion has been fully briefed and is awaiting a decision. Opposition papers have not yet been filed in either SCHNIPPER or OPPORTUNITY PARTNERS.

           On August 7, 2001, the Company announced that it had terminated, by mutual consent with the third party, the transaction that is at issue in each suit. No action has yet been taken by any of the plaintiffs in response to the Company's announcement. Although the transaction at issue was terminated for reasons unrelated to the three lawsuits, management believes that a collateral consequence of that termination is that the claims asserted in each of the three lawsuits are now moot. If the plaintiff in each action does not voluntarily dismiss the action because it is now moot, the defendants intend to apply to the applicable court for such relief in addition to or as an alternative to the pending motions to dismiss already filed by defendants.

The Company believes that it has meritorious defenses to the claims brought in the lawsuits described above, but is unable to predict the effect of the outcome of these lawsuits on the Company's financial position, results of operations and cash flows. In addition, the timing of the final resolution of these proceedings is uncertain. No provision has been recorded on the financial statements of the Company to reflect the above litigation.

Except for the lawsuits described above, the Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - The Company has scheduled its annual meeting for October 5, 2001. See Exhibit 99.2.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             99.1 Termination and Release Agreement dated August 6, 2001

             99.2 Aegis Realty, Inc. Press Release dated August 7, 2001

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  August 14, 2001                By:
                                           ---------------------------------
                                           Stuart J. Boesky
                                           Director, Chairman of the
                                           Board, President and
                                           Chief Executive Officer




Date:  August 14, 2001                By:
                                           ----------------------------------
                                           Michael I. Wirth
                                           Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  August 14, 2001                    By:  /s/ Stuart J. Boesky
                                               --------------------
                                               Stuart J. Boesky
                                               Director, Chairman of the
                                               Board, President and
                                               Chief Executive Officer




Date:  August 14, 2001                    By:  /s/ Michael I. Wirth
                                               --------------------
                                               Michael I. Wirth
                                               Chief Financial Officer