Form 10-Q
period 2001-09-30
AEGIS REALTY INC
filed 2001-11-14
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)


           Maryland                                13-3916825
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


625 Madison Avenue, New York, New York                             10022
-----------------------------------------                       -----------
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                   ---------------    ---------------
                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        2001                2000
                                                   ---------------    ---------------
                                                    (Unaudited)
ASSETS
Real estate, net                                     $173,862,830     $175,156,729
Investment in partnerships                              5,554,651        5,746,841
Mortgage loan receivable                                        0        3,170,322
Loans receivable from affiliate                         2,294,816        2,312,543
Cash and cash equivalents                               5,051,056        1,474,473
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $432,000 and $383,000,
   respectively                                         2,612,573        3,215,665
Deferred costs, net                                     4,059,707        5,679,884
Other assets                                            1,402,142          937,486
                                                    -------------    -------------

   TOTAL ASSETS                                      $194,837,775     $197,693,943
                                                    =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                     $ 66,228,994     $ 64,972,605
   Accounts payable and other liabilities               4,879,974        4,476,477
   Due to Advisor and affiliates                          371,957                0
   Distributions payable                                2,116,470        2,115,590
                                                    -------------    -------------
   TOTAL LIABILITIES                                   73,597,395       71,564,672
                                                    -------------    -------------
Minority interest of unitholders in the
   Operating Partnership                                6,514,901        6,941,884
                                                    -------------    -------------
Commitments and Contingencies

SHAREHOLDERS' EQUITY:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,052,847
     and 8,049,179 shares issued and outstanding
     in 2001 and 2000, respectively                        80,528           80,491
   Additional paid in capital                         125,379,016      125,339,053
   Distributions in excess of net income              (10,734,065)      (6,232,157)
                                                    -------------    -------------

   TOTAL SHAREHOLDERS' EQUITY                         114,725,479      119,187,387
                                                    -------------    -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 194,837,775    $ 197,693,943
                                                    =============    =============

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                    ----------------------------    ----------------------------
                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                          2001           2000             2001          2000
                                    ----------------------------    ----------------------------
Revenues:

   Rental income                    $  4,962,540    $  4,883,709    $ 14,950,445    $ 15,047,323
   Tenant reimbursements               1,142,841       1,132,515       3,565,625       3,391,387
   Income from equity investments         46,362          82,206         205,381         282,125
   Interest income                       100,625         139,391         690,707         424,381
   Other                                  28,236          29,222         113,075         276,260
                                    ------------    ------------    ------------    ------------
   Total revenues                      6,280,604       6,267,043      19,525,233      19,421,476
                                    ------------    ------------    ------------    ------------
Expenses:

   Repairs and maintenance               510,041         511,980       1,328,171       1,471,697
   Operating                             661,504         646,813       2,026,745       1,981,274
   Real estate taxes                     609,656         581,376       1,855,379       1,783,625
   Interest                            1,072,028       1,256,735       3,500,529       3,645,825
   General and administrative            458,892         483,087       1,425,089       2,452,995
   Depreciation and amortization       1,511,975       1,350,911       4,481,590       3,824,736
   Terminated transaction costs          463,961               0       2,790,312               0
   Other                                 200,737         231,520         697,716         727,562
                                    ------------    ------------    ------------    ------------
   Total expenses                      5,488,794       5,062,422      18,105,531      14,887,714
                                    ------------    ------------    ------------    ------------
 Income before gain on sale of
   real estate                           791,810       1,204,621       1,419,702       4,533,762
Gain on sale of real estate                    0         108,332               0         108,332
                                    ------------    ------------    ------------    ------------

Income before minority interest          791,810       1,312,953       1,419,702       4,642,094

Minority interest in income of
   the Operating Partnership             (70,143)       (114,149)       (124,379)       (406,467)
                                    ------------    ------------    ------------    ------------

Net income                          $    721,667    $  1,198,804    $  1,295,323    $  4,235,627
                                    ============    ============    ============    ============

Net income per share:

   Basic                            $        .09    $        .15    $        .16    $        .53
                                    ============    ============    ============    ============
   Diluted                          $        .09    $        .15    $        .16    $        .53
                                    ============    ============    ============    ============
Weighted average shares
   outstanding:

   Basic                               8,051,716       8,049,179       8,051,119       8,048,798
                                    ============    ============    ============    ============
   Diluted                             8,057,855       8,049,179       8,057,259       8,048,798
                                    ============    ============    ============    ============

           See accompanying notes to consolidated finacial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                   COMMON STOCK              ADDITIONAL       DISTRIBUTIONS
                              ------------------------        PAID-IN         IN EXCESS OF
                               SHARES          AMOUNT         CAPITAL          NET INCOME         TOTAL
                              -----------  -----------      -------------    ---------------  ------------
Balance at
  January 1, 2001              8,049,179       $80,491       $125,339,053     $ (6,232,157)    $119,187,387

Net income                                                                       1,295,323        1,295,323
Issuance of shares of
  common stock                     3,668            37             39,963                            40,000
Distributions                                                                   (5,797,231)      (5,797,231)
                              ----------       ----------    -------------    -------------   -------------
Balance at
  September 30, 2001           8,052,847       $80,528       $125,379,016     $(10,734,065)    $114,725,479
                              ==========       ==========    =============    =============   =============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   ---------------------------
                                                       2001           2000
                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 1,295,323    $ 4,235,627
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of real estate                               0       (108,332)
   Depreciation and amortization                     4,466,642      3,867,519
   Minority interest in income of
     the Operating Partnership                         124,379        406,467
   Distributions from equity investments
     in excess of income                               160,240         98,799
   Terminated transaction costs                      2,467,087              0
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                         553,766         27,273
   Allowance for doubtful accounts                      49,326        154,343
   Other assets                                       (464,656)       434,230
   Due to Advisor and affiliates                       411,957         50,573
   Accounts payable and other liabilities              403,497      1,179,228
   Leasing commissions and costs                      (625,912)      (828,804)
                                                   -----------    -----------

   Net cash provided by operating activities         8,841,649      9,516,923
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to real estate                      (2,300,531)    (4,789,200)
   Dispositions (acquisitions) of real estate                0       (557,823)
   Net proceeds for sale of real estate                      0        154,409
   Increase in deferred acquisition expenses        (1,079,499)      (542,774)
   Increase in loans made to affiliate                       0       (255,937)
   Repayments of loans receivable from affiliate        17,727         15,858
   Principal payments received on mortgage loans     3,217,220         26,281
                                                   -----------    -----------

   Net cash used in investing activities              (145,083)    (5,949,186)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                       1,500,000      8,000,000
   Periodic repayments of notes payable               (243,611)      (301,117)
   Distributions paid to shareholders               (5,796,351)    (5,794,852)
   Increase in deferred loan costs                     (28,659)       (87,273)
   Distributions paid to minority interest            (551,362)      (631,280)
   Repayments of notes payable                               0     (4,766,303)
                                                   -----------    -----------

   Net cash used in financing activities            (5,119,983)    (3,580,825)
                                                   -----------    -----------

                                                                  (continued)

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       ------------------------
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          2001          2000

Net increase (decrease) in cash and cash equivalents     3,576,583       (13,088)

Cash and cash equivalents at the beginning of
   the period                                            1,474,473     2,226,295
                                                       -----------   -----------

Cash and cash equivalents at the end of the period     $ 5,051,056   $ 2,213,207
                                                       ===========   ===========
SUPPLEMENTAL INFORMATION:
   Interest paid                                       $ 3,314,119   $ 3,390,802
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 1 - GENERAL

Aegis Realty, Inc. (the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of September 30, 2001, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet and held partnership interests in two suburban garden apartment properties (the "Multifamily Properties").

The Company is governed by a board of directors comprised of two independent directors and three directors who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Aegis LP (the "Advisor"), a Delaware limited partnership and an affiliate of Related, to manage its day-to-day affairs.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.32% of the units of partnership interest (the "OP Units") at September 30, 2001. Also, at September 30, 2001, 5.54% of the OP Units are held by the sellers of three of the Retail Properties acquired by the Company and 3.14% by affiliates of Related.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiary partnerships.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption these two standards.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from Dallas, Texas-based P'OB. Montgomery & Company (and its investment partners) ("POB"). Under the terms of the acquisition agreement, Aegis agreed to pay POB a total of $203.5 million, comprised of cash, Aegis common shares and assumption of debt encumbering the acquired shopping centers. On August 7, 2001, the Company announced that it had terminated the Acquisition Transaction, by mutual consent with POB, for a fee of $350,000. This fee plus prior deferred expenses relating to the Acquisition Transaction of approximately $2,170,000 have been included in the consolidated statement of operations as terminated transaction costs.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

In light of the recent decision to terminate the Acquisition Transaction, the Board of Directors has instructed management to focus on pursuing the sale of the Company or its assets. In this regard, management has retained Robertson Stephens to assist in developing an appropriate marketing strategy. If acceptable values cannot be achieved, the Board of Directors will then pursue alternative transactions with the goal of maximizing shareholder value. The Company has discontinued its pursuit of additional investments and, accordingly, wrote off approximately $270,000 of deferred acquisition costs included in the consolidated statement of operations as terminated transaction costs.

NOTE 2 - REAL ESTATE

The components of real estate are as follows:

                                   SEPTEMBER 30,    DECEMBER 31,
                                       2001            2000
                                  -------------    -------------
Land                              $  42,041,873    $  40,267,037
Buildings and improvements          162,537,280      162,348,285
                                  -------------    -------------
                                    204,579,153      202,615,322
Less: Accumulated depreciation      (30,716,323)     (27,458,593)
                                  -------------    -------------

                                  $ 173,862,830    $ 175,156,729
                                  =============    =============

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at September 30, 2001. However, the carrying value of certain properties may be in excess of their fair value as of such date.

NOTE 3 - DEFERRED COSTS

The components of deferred costs are as follows:

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2001            2000
                                         -----------    -----------
Deferred loan costs                      $ 3,466,331    $ 3,437,672
Deferred leasing commissions and costs     3,150,379      2,667,216
Deferred acquisition expenses                      0      1,387,588
                                         -----------    -----------
                                           6,616,710      7,492,476

Less:  Accumulated amortization           (2,557,003)    (1,812,592)
                                         -----------    -----------

                                         $ 4,059,707    $ 5,679,884
                                         ===========    ===========

The decline in deferred acquisition expenses is related to the decision to terminate the Acquisition Transaction (see Note 1).

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 4 - NOTES PAYABLE

As of September 30, 2001 and December 31, 2000, the Company had notes payable with outstanding balances totaling $66,228,994 and $64,972,605, respectively. Further information regarding the notes is as follows:

                                                                                                 COLLATERAL/
                     DATE OF                      MONTHLY                                         CARRYING
                      NOTE/                       PAYMENT      OUTSTANDING     OUTSTANDING          VALUE AT
                     MATURITY        INTEREST   OF PRINCIPAL     BALANCE         BALANCE         SEPTEMBER 30,
NOTEHOLDER            DATE            RATE      AND INTEREST    AT 9/30/01     AT 12/31/00           2001
----------           ---------       ---------  ------------   ------------    ------------      -------------
Credit Facility (a)   12/30/97         (b)       Interest     $43,193,000     $41,693,000 (c)   (d)
                      12/29/03                   only

Heller                6/24/97  (e)     8.50%     $19,992        2,503,650       2,523,267        Barclay Place/
Financial, Inc.       7/1/17                                                                     $4,089,485

Nomura                10/28/97 (f)     7.54%     $33,130        3,717,515       3,800,498        Village At
  Asset Capital       11/11/22                                                                   Waterford/
  Corporation                                                                                    $6,184,778

Chase Bank            12/16/96 (g)     8.875%    $51,717        6,242,816       6,290,934        Oxford Mall/
                      1/1/07                                                                     $ 8,616,806

Merrill Lynch         9/18/97  (h)     7.73%     $79,509       10,572,013      10,664,906        Southgate/
  Credit              10/1/07                                 ------------    ------------       $15,517,415
  Corporation
                                                              $66,228,994     $64,972,605
                                                              ============    ===========

(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

In connection with the Credit Facility, the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. In connection with our covenant compliance certification required subsequent to the filing of our second quarter 10-Q, the Company was in compliance with all but one of these covenants. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such period. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. In both the second and third quarters of 2001, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a waiver on this covenant from each of the syndicate banks of the Credit Facility for the second quarter 2001. The Company will not be in compliance with this covenant for the third quarter of 2001 and is currently seeking a continued waiver from the syndicate banks.

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 2.125% at September 30, 2001.

(c) Outstanding balance of an $80 million senior revolving credit facility ("Credit Facility").

(d) The Credit Facility was collateralized at September 30, 2001 by nineteen Retail Properties and one investment in a partnership with carrying values of $109,037,326 and $4,932,715, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

(e) Note was assumed upon purchase by the Company on June 30, 1998 of the property collateralizing the note.

(f) Note was assumed upon purchase by the Company on April 22, 1998 of the property collateralizing the note.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

(g) Note was assumed upon purchase by the Company on November 24, 1998 of the property collateralizing the note.

(h) Note was assumed upon purchase by the Company on December 9, 1998 of the property collateralizing the note .

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. In addition each independent director received $7,500 in cash and stock valued at $10,000 as compensation for serving on the special committee of the Board of Directors in connection with the Acquisition Transaction. As of September 30, 2001 and December 31, 2000, 8,420 and 4,752 shares, respectively, having an aggregate value at the date of issuance of $85,000 and $45,000, respectively, have been issued to the Company's two independent directors as compensation for their services. For the three and nine months ended September 30, 2001, the dilutive effect, calculated using the treasury stock method, of the 241,522 stock options granted August 12, 2001, was 6,140 shares.

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

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                -----------------------   -----------------------
                                  2001          2000          2001        2000
                                -----------------------   -----------------------
Expense reimbursements          $   73,449   $   54,048   $  215,087   $  194,614
Property management fees           267,639      258,163      864,937      819,706
Leasing commissions and costs      292,143      275,595      483,835      604,446
Asset management fees              194,185      195,909      578,172      583,469
Acquisition fees                         0          196            0       19,699
                                ----------   ----------   ----------   ----------
                                $  827,416   $  783,911   $2,142,031   $2,221,934
                                ----------   ----------   ----------   ----------

NOTE 7 - EARNINGS PER SHARE

Basic and diluted net income per share in the amount of $.09 and $.15 and $.16 and $.53 for the three and nine months ended September 30, 2001 and 2000, respectively, equals net income for the period of $721,667 and $1,198,804 and $1,295,323 and $4,235,627, respectively, divided by the weighted average number of shares outstanding for the periods (8,051,716 and 8,049,179 and 8,051,119 and 8,048,798, respectively for the basic earnings per share and 8,057,855 and 8,049,179, and 8,057,259 and 8,048,798 for the diluted earnings per share).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at September 30, 2001 and 2000 into an additional 765,780 shares of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The three previously disclosed purported class actions against, among others, the Advisor, Property Manager and/or the Company have been dismissed without prejudice. Each of these three actions challenged Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involved the termination by Aegis of its external advisory agreements and the purchase by Aegis of various assets owned by the Advisor and Property Manager. Each suit alleged that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Advisor. On August 27, 2001, the Company announced that it had terminated by mutual consent with the third party the transaction that is at issue in each suit. As of October 29, 2001, each of the three lawsuits had been dismissed without prejudice. No money was paid by any of the defendants to any plaintiff or any plaintiff's attorney in connection with their dismissals.

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires long-term liquidity in order to invest in and maintain its portfolio of retail properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's charter dictates leverage of no more than 50% of the Company's total market value. On a short-term basis, the Company requires funds to pay its operating expenses and those of the retail properties, to make improvements to the retail properties, pay its debt service and make distributions to its shareholders. The primary sources of the Company's short-term liquidity needs are the cash flow received from the retail properties and interest income.

In light of the recent decision to terminate the Acquisition Transaction, the Board of Directors has instructed management to focus on pursuing the sale of the Company or its assets. In this regard, management has retained Robertson Stephens to assist in developing an appropriate marketing strategy. If acceptable values cannot be achieved, the Board of Directors will then pursue alternative transactions with the goal of maximizing shareholder value.

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

(ii) 47% of total revenues for the nine months ended September 30, 2001 were earned from shopping center anchor tenants which are national and/or credit tenants.

(iii) No single asset accounts for more than 8% of total revenues for the nine months ended September 30, 2001.

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

During the nine months ended September 30, 2001, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $3,577,000. This increase was primarily due to cash provided by operating activities, $8,842,000, proceeds from the repayment of mortgage loans, $3,217,000 and improvements to real estate ($2,301,000), which exceed net proceeds from notes payable, $1,256,000, distributions paid to shareholders, ($5,796,000) principal payments on notes payable ($244,000), and distributions paid to minority interest ($551,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $4,467,000 and terminated transaction costs of approximately $1,388,000.

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

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix, who is expected to take physical occupancy in the third quarter of 2002. Physical construction has begun with the demolition of approximately 56% of the center to make room for the new stand-alone Publix.

(iii) Three of White Oaks Plaza's anchors have vacated their spaces. Two anchors, Wal-Mart and Winn-Dixie, are still paying rent and are current in their rent payments.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000. The original lessee is still obligated to pay rent on the space through January 2004. Beginning April 2001, the original lessee has ceased paying rent. As of September 30, 2001, the total unpaid balance was $62,898.

(v) Food Lion, located in Barclay Place, closed its store in December 2000. It is still obligated to pay rent through the expiration of its lease in December 2009, and is current with all rent payments.

In connection with the Credit Facility (Note 4), the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. In connection with our covenant compliance certification required subsequent to the filing of our second quarter 10-Q, the Company was in compliance with all but one of these covenants. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such period. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. In both the second and third quarters of 2001, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a waiver on this covenant from each of the syndicate banks of the Credit Facility for the second quarter 2001. The Company will not be in compliance with this covenant for the third quarter of 2001 and is currently seeking a continued waiver from the syndicate banks.

In November 2001, a distribution of $1,932,683 ($.24 per share), which was declared in September 2001, was paid to the stockholders from cash flow from operations for the quarter ended September 30, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

Rental income decreased approximately $97,000 for the nine months ended September 30, 2001 as compared to 2000 primarily due to the decrease of percentage rent for White Oak Plaza, Pablo Plaza, Westbird and Oxford Mall and minimum unrealized straight line rent for Highland Fair, Westbird and Pablo Plaza. This was offset by the increase in concession free rent for Highland Fair, Westbird, and Pablo Plaza and minimum rent of Pablo Plaza, Governors Square and Westbird. There was no significant difference for the three months ended September 30, 2001 versus 2000.

Tenant reimbursements increased approximately $10,000 and $174,000 for the three and nine months ended September 30, 2001 as compared to 2000 due to the increase of the reimbursements of common charges at Pablo Plaza, Westbird, Applewood Centre and Kokomo Plaza and the reimbursements of real estate taxes for Pablo Plaza, Applewood Centre and Southgate.

Other income decreased approximately $163,000 for the nine months ended September 30, 2001 as compared to 2000 primarily due to the lease settlements of Marion City Square and White Oak Plaza paid in 2000. There was no significant difference for the three months ended September 30, 2001 versus 2000.

Repairs and maintenance decreased approximately $144,000 for the nine months ended September 30, 2001 as compared to 2000 primarily due to a decrease in painting costs of Birdneck, Winery Square and Rolling Hills and snow removal costs at White Oak Plaza, Marion City Square, Marketplace and Kokomo Plaza. There was no significant difference for the three months ended September 30, 2001 versus 2000.

Interest expense decreased approximately $185,000 and $145,000 for the three and nine months ended September 30, 2001 as compared to 2000, primarily due to the pay off of the New York Life note payable.

Depreciation and amortization increased approximately $161,000 and $657,000 for the three and nine months ended September 30, 2001, respectively, as compared to 2000 primarily due to the increase in depreciation expense for Westbird, Governor's Square and Pablo Plaza and the increase in amortization of the Credit Facility associated with deferred financing fees.

Terminated transaction costs are approximately $464,000 and $2,790,000 for the three and nine months ended September 30, 2001, primarily due to the write-off of deferred expenses related to the termination of the Acquisition Transaction with POB.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents income (or loss) before minority interest (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $23,788 and ($5,361) and $34,867 and $182,055 for the three and nine months ended September 30, 2001 and 2000, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements for the applicable periods, and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

Funds available for distribution ("FAD") represents FFO plus recurring principal receipts from mortgage loans less reserves for lease commissions, recurring capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alter-native to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and nine months ended September 30, 2001 and 2000 are summarized in the following table:


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                     ---------------------------     ---------------------------
                                         2001          2000              2001            2000
                                     -----------     -----------     -----------     -----------
Income (loss) before minority
   interest                          $   791,810     $ 1,312,953     $ 1,419,702     $ 4,642,094
Gain on sale of real estate                    0        (108,332)              0        (108,332)
Depreciation and amortization of
   real property                       1,332,145       1,250,395       3,954,338       3,530,712
Depreciation and amortization
   from equity investments                60,994          62,469         182,345         183,408
                                     -----------     -----------     -----------     -----------

Funds From Operations ("FFO")          2,184,949       2,517,485       5,556,385       8,247,882

Amortization of deferred
   financing costs                       190,598         114,881         563,670         336,807
Principal payments received
   on mortgage loans                           0           8,957       3,217,220          26,281
Straight-lining of property
   rentals for rent escalations          (23,788)          5,361         (34,867)       (182,055)
Improvements to real estate             (701,094)     (2,011,334)     (2,300,531)     (4,789,200)
Principal repayments on
   notes payable                         (79,750)        (73,404)       (243,611)       (420,363)
Leasing commissions and costs           (372,953)       (348,900)       (625,912)       (828,804)
                                     -----------     -----------     -----------     -----------
Funds Available for Distribution
   ("FAD")                           $ 1,197,962     $   213,046     $ 6,132,354     $ 2,390,548
                                     ===========     ===========     ===========     ===========
Distributions to shareholders and
   minority interest                 $ 2,116,470     $ 2,115,590     $ 6,348,592     $ 6,351,345
                                     ===========     ===========     ===========     ===========
FFO payout ratio                            96.9%           84.0%          114.3%           77.0%
                                     ===========     ===========     ===========     ===========
Cash flows from:
Operating activities                 $ 1,942,621     $ 2,774,900     $ 8,841,649     $ 9,516,923
                                     ===========     ===========     ===========     ===========
Investing activities                 $  (835,353)    $(2,115,490)    $  (145,083)    $(5,949,186)
                                     ===========     ===========     ===========     ===========
Financing activities                 $(2,221,571)    $(1,284,802)    $(5,119,983)    $(3,580,825)
                                     ===========     ===========     ===========     ===========
Weighted average common
   shares and OP Units outstanding
   Basic                               8,817,496       8,814,959       8,816,899       8,820,890
                                     ===========     ===========     ===========     ===========

   Diluted                             8,823,635       8,814,959       8,823,039       8,820,890
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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of September 30, 2001, approximately 35% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $43,193,000 outstanding under the Credit Facility at September 30, 2001, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $432,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $864,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Management may engage in such hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Part 1. Financial Statements - Note 8 which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             99.1 Termination and Release Agreement dated August 6, 2001
             99.2 Aegis Realty, Inc. Press Release dated August 7, 2001
             99.3 Amendment No. 1 to the Advisory Agreement among Aegis
                  Realty, Inc., Aegis Realty Operating Partnership, LP and Related Aegis LP

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AEGIS REALTY, INC.
                                     (Registrant)

Date:  November 14, 2001                       By: /s/ Stuart J. Boesky
                                                   --------------------
                                                   Stuart J. Boesky
                                                   Director, Chairman of the
                                                   Board, President and
                                                   Chief Executive Officer

Date:  November 14, 2001                       By: /s/ Michael I. Wirth
                                                   --------------------
                                                   Michael I. Wirth
                                                   Chief Financial Officer