Form 10-K
period 2001-12-31
AEGIS REALTY INC
filed 2002-04-01
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
                               ------------------
             (Exact name of Registrant as specified in its Charter)

                  MARYLAND                                   13-3916825
-------------------------------------------              ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

625 Madison Avenue, New York, New York                         10022
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (212) 421-5333

          Securities registered pursuant to Section 12(b) of the Act:

                               TITLE OF EACH CLASS
                    -----------------------------------------
                     Common Stock, par value $.01 per share

                   Name of each exchange on which registered:
                    -----------------------------------------
                             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 14, 2002 was $87,199,068, based on a price of $11.08 per share, the closing sales price for the Registrant's Common Stock on the American Stock Exchange on that date.

        As of March 14, 2002, there were 8,054,631 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Index to exhibits may be found on page 37

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 44.


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

                                     PART I

Item 1.  Business.

GENERAL

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, renovate, own and operate primarily supermarket-anchored neighborhood shopping centers. As of December 31, 2001, the Company owned a portfolio of 28 retail properties (the "Retail Properties") containing a total of approximately 3.0 million gross leaseable square feet ("GLA") and held partnership interests in two suburban garden apartment properties (the "Multifamily Properties"). The locations of the assets in 14 states provide the Company with a geographically diverse portfolio. Moreover, the Company has a predictable and stable revenue stream that, for the year ended December 31, 2001, was derived approximately 47% from either base rent from anchor tenants or from interest payments on one FHA insured participating mortgage secured by a suburban garden apartment property (the "FHA Mortgage"), which was sold in April 2001.

The Retail Properties are well located neighborhood shopping centers anchored by nationally recognized and/or credit tenants such as Kroger, Publix, Safeway, Food Lion, Bi-Lo, Hy-Vee, Walgreens and CVS Stores. The neighborhood centers are typically open air centers ranging in size from 58,000 GLA to approximately 214,000 GLA, with an average of approximately 108,000 GLA. These centers are usually leased to tenants that provide consumers with convenient access to every day necessity items, such as food and pharmacy items; therefore, the Company believes that the economic performance of these centers is less affected by downturns than other retail property types. As of December 31, 2001, the Retail Properties had an average financial occupancy of 89.3%. Through 2006, no more than 11.7% of leased GLA is subject to expiration in any one year. The Multifamily Properties total 290 units and had an average physical occupancy of 96.6% as of December 31, 2001.

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

In addition, RCC Property Advisors (the "Property Manager"), also an affiliate of Related, has been retained by the Company to provide property management and leasing services to the Retail Properties. The Property Manager is a full service retail management company which has 23 employees, employed in the areas of leasing, accounting, management and redevelopment. The Company represents substantially all of the Property Manager's property management revenue and therefore substantially all of its staff is engaged, on a full-time basis, providing services to the Company.

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at December 31, 2001. Also, at December 31, 2001, 5.54% of the OP Units are held by the sellers of three of the Retail Properties and 3.15% are held by affiliates of Related.

BUSINESS PLAN

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from P'OB. Montgomery & Company ("POB"). On August 7, 2001, the Company announced that it had terminated the Acquisition Transaction, by mutual consent with POB, for a fee of $350,000.

In light of the decision to terminate the Acquisition Transaction, the Company, at the direction of the Board of Trustees, has retained Robertson Stephens to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale.

RETAIL PROPERTIES

As of December 31, 2001, the Company owned 28 neighborhood shopping centers. See "Item 2. Properties" for a description of each property.

None of the Company's investment properties accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 2001.

During the years ended December 31, 2001, 2000 and 1999, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 12%, 11% and 12%, respectively, of the Company's total revenues.

Based on the carrying value at December 31, 2001, approximately 16% of the Company's investment properties are located in Ohio, 11% are located in Florida, and 11% are located in Virginia. No other state comprises more than 10% of the total carrying value.

The Company has been notified that K-Mart, which has declared bankruptcy, intends to close its store located in the Centre Stage Shopping Center in Springfield, Tennessee. The store has approximately 86,479 feet of gross leasable area and represents approximately $397,000 in annualized base rent. The store is currently in operation and rental payments are current; however, the Company cannot currently assess how the closing of the store will affect 2002 operating results until more details are provided by K-Mart.

INVESTMENTS IN PARTNERSHIPS

As of December 31, 2001, the Company owned equity interests in two partnerships, each of which owns a multi-family residential garden apartment property. See "Item 2. Properties" for a description of each property.

MORTGAGE LOAN RECEIVABLE

As of December 31, 2000, the Company held a FHA mortgage and an equity loan secured by Woodgate Manor, an apartment complex located in Gainesville, Florida. The FHA mortgage, in the original amount of $3,110,300, had a stated interest rate of 8.95% and matured January 1, 2024.

The equity loan, in the original amount of $339,700, represented a non-interest bearing advance made to the developer for such items as initial operating deficit escrow requirements and HUD related contingencies such as working capital escrow and cash requirements.

On April 23, 2001, the owner of Woodgate Manor sold the property to a third party. The Company received approximately $3.2 million from the borrower which approximated the carrying value of the receivable.

COMPETITION

The real estate business is highly competitive and substantially all of the properties owned by the Company have active competition from similar properties in their respective vicinities. See the table in "Item 2. Properties" for additional competitive information. In particular, additional rental payments which are not insured are dependent upon the economic performance of the properties and may be affected by competitive conditions. In addition, various other entities have been or may, in the future, be formed by affiliates of the Advisor to engage in businesses which may be competitive with the Company or compete for the time and services of management of the Advisor.

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation. In February 1998, a Phase II investigation of the Mountain Park Plaza property determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). A subsequent re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation and management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy.

NOTES PAYABLE

For information regarding the Company's notes payable, see Note 7 of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

EMPLOYEES

The Company does not directly employ anyone. All services are performed for the Company by the Advisor and its affiliates. The Advisor receives compensation in connection with such activities as set forth in Items 8, 11 and 13. In addition, the Company reimburses the Advisor and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Advisory Agreement between the Company, the OP and the Advisor dated October 1, 1997 which was renewed on October 1, 2001.

The 28 Retail Properties owned by the Company are managed by the Property Manager, an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses. Management fees earned by the Property Manager for the years ended December 31, 2001, 2000 and 1999 totaled approximately $1,138,000, $1,085,000 and $1,037,000, respectively.

The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its stockholders provided that at least 90% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions.

Item 2.  Properties.

RETAIL PROPERTIES

As of December 31, 2001, the Company owned 28 neighborhood shopping centers. The following is a description of these shopping centers:

                                                                        % SQUARE                                  COMPARABLE
                                                                         FEET        ANNUALIZED                   COMPETITION
                                                            GROSS       LEASED AT   BASE RENT AT    MAIN           WITHIN A
                                 PURCHASE       DATE       LEASABLE     DECEMBER      DECEMBER     ANCHOR         THREE-MILE
NAME AND LOCATION                 PRICE       PURCHASED   SQUARE FEET   31, 2001      31, 2001     TENANT           RADIUS
-----------------              -----------    ---------   -----------  ----------   ------------   -----------    ------------
Cactus Village                 $ 6,330,000     7/25/87      72,598        90%         $476,000     Safeway(a)      11 shopping
  Glendale, AZ                                                                                     & Walgreens     centers

Hickory Plaza                    4,902,000     4/23/87      67,336       100           549,000     Kroger &        8 shopping
  Nashville, TN                                                                                    CVS             centers

Highland Fair                    5,950,000     7/24/87      74,764        95           624,000     Safeway         7 shopping
  Gresham, OR                                                                                                      centers

Pablo Plaza                      7,500,000     2/18/87     145,565        99         1,102,000     Publix(b)       11 shopping
  Jacksonville, FL                                                                                 & Eckerds       centers

Southhaven                       5,666,000     2/28/87      83,750        84           466,000     Kroger          1 shopping
  Southhaven, MS                                                                                                   center

Town West                        4,932,000     5/11/87      88,200        96           462,000     Kroger &        5 shopping
  Indianapolis, IN                                                                                 Office Max (c)  centers

Westbird                         7,000,000    12/31/86     100,087        95           887,000     Publix &        7 shopping
  Miami, FL                                                                                        Eckerds         centers

Winery Square                   12,801,700    12/22/87     121,950        95         1,101,000     Food 4          5 shopping
  Fairfield, CA                                                                                    Less &          centers
                                                                                                   Walgreens

Mountain View Village           10,350,000     7/25/88      99,908        99           865,000     Kroger          4 shopping
  Snellville, GA                                                                                                   centers

Forest Park Square               8,950,000     5/19/89      92,824       100           949,000     Kroger          2 shopping
  Cincinnati, OH                                                                                                   centers

Kokomo Plaza                     6,987,000     5/19/89      89,546       100           621,000     Kroger          6 shopping
  Kokomo, IN                                                                                                       centers

Rolling Hills Square             6,100,000    08/18/88     114,081(d)     96           858,000     Fry's           6 shopping
  Tucson, AZ                                                                                       Food            centers
                                                                                                   & Drug

                                                                        % SQUARE                                  COMPARABLE
                                                                         FEET        ANNUALIZED                   COMPETITION
                                                            GROSS       LEASED AT   BASE RENT AT    MAIN           WITHIN A
                                 PURCHASE       DATE       LEASABLE     DECEMBER      DECEMBER     ANCHOR         THREE-MILE
NAME AND LOCATION                 PRICE       PURCHASED   SQUARE FEET   31, 2001      31, 2001     TENANT           RADIUS
-----------------              -----------    ---------   -----------  ----------   ------------   -----------    ------------
Mountain Park Plaza              6,650,000    12/14/89      77,686        90           260,000     Publix(e)       9 shopping
  Atlanta, GA                                                                                      & Eckerds       centers

Applewood Centre                 7,700,000    11/08/90     101,130        95           690,000     Hy-Vee          5 shopping
  Omaha, NE                                                                                        Food            centers
                                                                                                   Store

Birdneck Center                  3,115,000    12/31/97      67,060        96           461,000     Eckerds &       8 shopping
  Virginia Beach, VA                                                                               Food Lion       centers

The Market Place                 5,400,000    12/31/97     126,435        95           699,000     Bi-Lo &         3 shopping
  Newton, NC                                                                                       Big Lots        cemters

Barclay Place                    3,800,000     3/31/98      81,459        78           505,000     Food Lion(f)    13 shopping
  Lakeland, FL                                                                                                     centers

The Village At Waterford         6,250,000     4/22/98      79,162        97           672,000     Winn-Dixie      1 shopping
  Midlothian, VA                                                                                                   center

Governor's Square                8,200,000     5/28/98     183,339        94         1,059,000     Odd Lots        5 shopping
  Montgomery, AL                                                                                                   centers

Marion City Square               5,100,000     6/25/98     164,921        84           759,000     Roses, Bi-Lo    1 shopping
  Marion, NC                                                                                       & CVS           center

Dunlop Village                   5,000,000      9/1/98      77,315        87           508,000     Food Lion       6 shopping
  Colonial Heights, VA                                                                             & CVS           centers

Centre Stage                     6,990,000      9/2/98     146,549        94           737,000     K-Mart (k) &    2 shopping
  Springfield, TN                                                                                  Food Lion       centers

White Oaks Plaza                 8,125,000      9/9/98     186,758        71           469,000     Winn-Dixie &    2 shopping
  Spindale, NC                                                                                     Wal-Mart (g)    centers

Cape Henry                       3,900,000     9/29/98      58,424       100           533,000     Food Lion &     8 shopping
  Virginia Beach, VA                                                                               Rite-Aid        centers

Emporia West                     2,900,000    11/17/98      76,705       100           386,000     Dillon Food     6 shopping
  Emporia, KS                                                                                      Store           centers

Oxford Mall                      8,650,000    11/24/98     166,880        73         1,037,000     Goody's,        2 shopping
  Oxford, MS                                                                                       JC Penney,      centers
                                                                                                   & Wal-Mart(h)

Southgate                       15,100,000     12/9/98     214,321        97         1,666,000     Big Bear        4 shopping
  Heath, OH                                                                                        Stores(i),      centers
                                                                                                   Dunham's
                                                                                                   Sporting &
                                                                                                   Odd-Lots

Crossroads East                  4,800,000     12/9/98      71,925        86           511,000     (j)             3 shopping
  Columbus, OH                                                                                                     centers

     (a) Tenant has vacated but continues to be liable for all amounts due under its lease. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of December 31, 2001 was $20,910. The arrears is due to different interpretations of the lease which is expected to be resolved in 2002. With the exception of this amount, lease payments are current as of December 31, 2001.

     (b) Publix has vacated and has subleased the space to Office Depot. Publix continues to be liable for all amounts due under its lease. Payments due under sublease were current as of December 31, 2001.

     (c) Tenant closed its store on February 28, 2000 but original lessee is still obligated to pay rent under its lease. Tenant stopped paying rents in April 2001. Aggregate arrears at December 31, 2001 was $88,742.

     (d) Square footage does not include the 5,400 Brake Max parcel under construction at December 31, 2001.

     (e) A new lease has been executed with Publix, which is expected to open in July 2002. Annual base rent is $409,507. The anchor tenant space was under construction at December 31, 2001. Annualized rent does not include the Publix base rent amount. Gross leasable square footage contains a demolished portion of the building (44,026 square feet) not the square feet under construction at December 31, 2001 (46,971 square feet).

     (f) Tenant was vacated on November 4, 2000, but is still responsible for rent through the termination of lease. Lease rents were current as of December 31, 2001.

     (g) Both Winn-Dixie and Wal-Mart have vacated but are responsible for rent through the termination of the lease. Lease rents were current as of December 31, 2001.

     (h) The portion of the property occupied by Wal-Mart (92,950 square feet) is not owned by the Company.

     (i) The tenant's parent corporation, Penn Traffic Co. filed for Chapter 11 bankruptcy on March 1, 1999. Lease payments are current as of December 31, 2001.

     (j) The current configuration of the shopping center does not include an anchor tenant.

     (k) The Company has been notified that K-Mart intends to close its 86,479 square foot facility which paid a base rent of $397,000 per annum.

For further information regarding the Company's Retail Properties, including information regarding the mortgage indebtedness encumbering certain properties, see "Item 8. Financial Statements and Supplementary Data" and "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statement Schedules - Schedule III".

INVESTMENTS IN PARTNERSHIPS

As of December 31, 2001, the Company owned partnership interests in two partnerships, each of which owns a multi-family residential garden apartment property.

The Company owns a 98.99% limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on an initial investment of $3,799,620, and 9.85% on a subsequent investment of $1,949,805. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,880,466 and $1,826,245 at December 31, 2001 and 2000, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property. The Pinehurst apartment complex contains 96 apartment units and was approximately 97.9% occupied as of December 31, 2001.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI, Ltd. ("FAI"), the limited partnership which owns Weatherly Walk Apartments. This equity interest earns an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 2001, the Company had received most of the preferred returns due from FAI. Weatherly Walk Apartments contains 194 apartment units and was approximately 96% occupied as of December 31, 2001.

Item 3. Legal Proceedings

As of October 29, 2001 each of three lawsuits filed in connection with the Aegis transaction had been dismissed without prejudice. No money was paid by any of the defendants to any plaintiff or any plaintiff's attorney in connection with their dismissals. Following is a brief description of these lawsuits:

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is either a director of Aegis or the Advisor. Aegis was also named as a nominal defendant. The action is entitled PAUL V. THE RELATED COMPANIES L.P., ET AL., Index No. 01-600669. On or about March 23, 2001, a second action, entitled SCHNIPPER V. AEGIS REALTY, INC., ET AL., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis's five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). On or about April 2, 2001, a third action, entitled OPPORTUNITY PARTNERS, L.P. V. STUART J. BOESKY, ET AL., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore County, Maryland against, among others, Aegis, each of its five directors, and the Advisors. Each suit was purportedly a class and derivative action in connection with the Acquisition Transaction. On August 27, 2001, the Company announced that it had terminated the Acquistion Transaction by mutual consent with POB.

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Stockholders.

None

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

As of March 14, 2002, there were 1,383 registered stockholders of record owning 8,054,631 shares of Common Stock. The Company's Common Stock has been listed on the American Stock Exchange since October 10, 1997 under the symbol "AER". Prior to October 10, 1997, there was no established public trading market for the Company's Common Stock.

The high and low prices for each quarterly period of the last two years for which the shares of Common Stock were traded were as follows:

                                           2001                 2001                 2000                2000
QUARTER ENDED                              LOW                  HIGH                 LOW                 HIGH
-------------                            --------             --------             -------              -------
March 31                                 $10.6500             $10.6900             $8.3750              $8.9375
June 30                                   10.1500              10.8000              8.6250              10.8750
September 30                              10.4600              11.9000              9.6250              10.5000
December 31                               10.9000              11.7300              9.7500              10.1875

The last reported sale price of Common Stock on the American Stock Exchange on March 14, 2002 was $11.08.

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

These options were issued as part of the Company's employee retention program which was adopted after the announcement that the Company would seek to sell its assets as described under the heading "Recent Developments" above. Under the program, the options generally expire if the optionee leaves the Company prior to the expiration of the three year period or sale of the Company.

SHARE REPURCHASE PLAN

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of both December 31, 2001 and 2000, the Company had acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as retired.

STOCKHOLDER RIGHTS PLAN

On January 29, 1999, the Company adopted a stockholder rights plan (the "Stockholder Rights Plan"), the purpose of which is to better protect stockholders and assure that they receive the full value of their investment in the event of any proposed takeover of the Company. The Company noted that the adoption of the Stockholder Rights Plan was not in response to any specific attempt to acquire control of the Company and that the Company had no knowledge of any such interest on the part of any person or entity.

The Stockholder Rights Plan, which is similar to plans adopted by many other U.S. companies, strengthens the ability of the Board of Directors to assure that the Company's stockholders receive fair and equal treatment and protects the interests of the Company's stockholders in the event of an unsolicited offer to acquire control of the Company. Importantly, it is intended to encourage any potential acquirer to negotiate the manner and terms of any proposed acquisition with the Board of Directors.

Terms of the Stockholder Rights Plan provide for a distribution to common stockholders of record at the close of business on February 16, 1999 of one Right for each outstanding share of Common Stock of the Company. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer for 15% or more of the Common Stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to either purchase stock in the Company or stock of the buyer, at a substantial discount, and, in so doing, materially dilute the level of ownership of the buyer in the Company. The Company will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding Common Stock. The Stockholder Rights Plan will expire on February 16, 2009.

OTHER

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director increased from $15,000 to $17,500 and the maximum payable in cash increased from $5,000 to $7,500. In addition, each independent director received $7,500 in cash and stock valued at $10,000 as compensation for serving on the special committee of the Board of Directors in connection with the Acquisition Transaction. As of December 31, 2001 and 2000, 4,210 and 2,376 shares, respectively, having an aggregate value at the time of issuance of $42,500 and $22,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services. An additional 892 shares with an aggregate value of $10,000 were issued to each independent Director in January 2002.

DISTRIBUTION INFORMATION

DISTRIBUTIONS PER SHARE

Quarterly cash distributions per common share and OP Unit for the years ended December 31, 2001 and 2000 were as follows:

CASH DISTRIBUTION                                                               TOTAL AMOUNT
FOR QUARTER ENDED              DATE PAID              PER SHARE                   DISTRIBUTED
-----------------              ---------              ---------                 --------------
March 31, 2001                   5/15/01              $   .240                   $2,116,061
June 30, 2001                    8/14/01                  .240                    2,116,061
September 30, 2001              11/14/01                  .240                    2,116,470
December 31, 2001                2/14/02                  .240                    2,116,471
                                                       -------                    ---------

Total for 2001                                        $   .960                   $8,465,063
                                                       =======                    =========

CASH DISTRIBUTION                                                               TOTAL AMOUNT
FOR QUARTER ENDED              DATE PAID              PER SHARE                   DISTRIBUTED
-----------------              ---------              ---------                 --------------
March 31, 2000                   5/15/00            $   .240                     $2,118,334
June 30, 2000                    8/14/00                .240                      2,117,421
September 30, 2000              11/14/00                .240                      2,115,590
December 31, 2000                2/14/01                .240                      2,115,590
                                                     -------                      ---------

Total for 2000                                      $   .960                     $8,466,935
                                                     =======                      =========

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Articles of Amendment and Restatement. However, in connection with the Credit Facility, the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. In connection with the Company's covenant compliance certification required subsequent to the filing of the Company's second and third quarter 10-q, the Company was in compliance with all but one of these covenants. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such period. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. In the second, third and fourth quarters of 2001, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction. The Company received a waiver on this covenant from each of the syndicate banks of the Credit Facility for each of the quarters' of non-compliance. Future distributions paid by the Company will be at the discretion of the Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Directors deem relevant.

OPERATING PARTNERSHIP UNITS

The following table sets forth the date of issuance, title and amount of unregistered securities issued by the Company's subsidiary, the Operating
Partnership:

DATE OF SALE/ISSUANCE                     TITLE                         NUMBER
---------------------                     -----                        ---------
Prior to 1999                             OP Units                      517,625
05/28/99                                  OP Units                        28,187
12/09/99                                  OP Units                       231,401
04/18/00                                  OP Units                        (3,371)
06/19/00                                  OP Units                        (8,062)
                                                                       ---------
                                                                         765,780
                                                                       =========

The acquisitions of Governor's Square, Southgate and Crossroad East, three Retail Properties with purchase prices of $8,200,000, $15,100,000 and $4,800,000, respectively, were partially financed through the issuance of 94,726, 208,914 and 167,149 OP Units (subject to adjustment) valued at $1,231,438, $2,715,882 and $2,172,937. Of the OP units offered in the Southgate and Crossroad East transactions, 596,031 and 122,913 OP units, respectively (as subsequently adjusted, see below) were issued to affiliates of the Advisor. These 470,789 OP Units were convertible to shares of Common Stock on a one-to-one basis, subject to adjustment, on the one year anniversary of their respective closing dates. The OP Units were issued at an agreed upon value of $13 per OP Unit. If as of the last trading day prior to the first anniversary of the closing date (the "Post-Closing Adjustment Date"), the "Average Price Per Share" (as defined below) was less than $13, the Company was obligated to issue additional OP Units to the respective sellers in the amount of the difference between (i) the quotient obtained by dividing the OP Unit value at $13 per OP Unit by the Average Price Per Share as of the Post-Closing Adjustment Date and (ii) the number of OP Units issued on the closing date. The Average Price Per Share means, with respect to any given date, the average final closing price per share of Common Stock during the twenty trading day period ending on such date. An additional 28,187 OP Units were issued to the seller of Governor's Square on the Post-Closing Adjustment Date (May 28, 1999) based on an Average Price Per Share of $10.01875. An additional 92,439 and 73,957 OP Units were issued to the sellers of Southgate and Crossroads East, respectively, on the Post-Closing Adjustment Date (December 9,
1999) based on an Average Price Per Share of $9.0125.

OP Units, aggregating 718,944, have certain rights with respect to the sale, transfer or other disposition of respective properties contributed to the Company in return for such OP Units. Upon sale, transfer or other disposition of such properties within a designated restricted period, other than an exchange or other transaction which does not cause an OP Unitholder to recognize income or gain for federal income tax purposes (a "Restricted Sale"), the Company is required to pay an amount equal to their tax obligation payable, including the amount of taxes resulting from receipt of such payment, as a result of such event.

OP Units, aggregating 596,031, related to the Southgate and the Crossroad East properties have a restricted period through December 10, 2008. OP Units, aggregating 122,913, related to the Governor's Square property have a restricted period through May 28, 2003.

The amount the Company may be required to pay upon a Restricted Sale is dependent on the OP Unitholder's tax-basis capital account, effective federal tax rate and entity structure at the time a Restricted Sale occurs. The Company estimates that the additional payment required upon a Restricted Sale of all subject properties would range from $4,800,000 to $5,700,000, assuming effective tax rates ranging from 35% to 40%, respectively.

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

                                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
OPERATIONS                                      2001          2000         1999           1998           1997(a)
                                             ----------    ----------   -----------   -----------      -----------
Total revenues                              $26,099,761   $26,167,270  $ 25,354,501  $ 19,504,803     $ 10,755,797

Total expenses                              (25,798,039)  (20,147,117)  (19,133,837)  (13,544,516)      (7,309,038)
                                             ----------    ----------   -----------   -----------      -----------

Income before gain on sales                     301,722     6,020,153     6,220,664     5,960,287        3,446,759

Gain on sale of real estate                           -       108,332             -             -                -

Gain on sale of investment in
  partnership (b)                                     -             -             -       779,893                -
                                             ----------    ----------   -----------   -----------      -----------

Income before minority interest                 301,722     6,128,485     6,220,664     6,740,180       3,446,759

Minority interest in income of the
  Operating Partnership                         (27,831)     (535,490)     (397,583)      (93,547)          (8,263)
                                             ----------    ----------   -----------   -----------      -----------

Net income                                  $   273,891   $ 5,592,995  $  5,823,081  $  6,646,633     $  3,438,496
                                             ==========    ==========   ===========   ===========      ===========

Net income applicable to common
  stockholders                              $    273,891  $ 5,592,995  $  5,823,081  $  6,646,633     $  1,420,370(d)
                                             ==========    ==========   ===========   ===========      ===========

Net income per share (f) (c)
Basic                                       $       .03   $       .69  $        .72  $        .83     $        .18(d)
                                             ==========    ==========   ===========   ===========      ===========

Diluted                                     $       .03   $       .69  $        .72  $        .82     $        .18(d)
                                             ==========    ==========   ===========   ===========      ===========

Weighted average shares outstanding: (c)

Basic                                         8,051,555     8,048,894     8,046,574     8,049,987        8,050,727(d)
                                             ==========    ==========    ==========    ==========       ==========

Diluted                                       8,051,555     8,048,952     8,046,574     8,075,390        8,050,727(d)
                                             ==========    ==========    ==========    ==========       ==========

                                                                        DECEMBER 31,
                                             ---------------------------------------------------------------------
FINANCIAL POSITION                              2001          2000          1999          1998            1997(a)
                                             -----------   -----------   -----------   -----------     -----------
Total assets                                $190,038,068  $197,693,943  $193,392,424  $195,389,970    $148,639,328
                                             ===========   ===========   ===========   ===========     ===========

Notes payable                               $66,147,599   $ 64,972,605  $ 59,239,944  $ 58,864,099    $ 18,544,242
                                             ===========   ===========   ===========   ===========     ===========

Total liabilities                           $ 72,032,138  $ 71,564,672  $ 64,830,450  $ 65,402,567    $ 22,866,886
                                             ===========   ===========   ===========   ===========     ===========

Minority interest                           $  6,234,566  $  6,941,884  $  7,260,370  $  6,803,895    $    727,431
                                             ===========   ===========   ===========   ===========     ===========

Total stockholders' equity/partners'
  capital                                   $111,771,364  $119,187,387  $121,301,604  $123,183,508    $125,045,011
                                             ===========   ===========   ===========   ===========     ===========

DISTRIBUTIONS

Total BUC$holder distributions                       N/A          N/A            N/A          N/A     $  2,700,004(e)
                                             ===========   ===========   ===========   ===========     ===========

Total stockholder distributions and OP      $ 8,465,063      8,466,935     8,251,846     8,467,486    $  1,932,174(d)
                                             ===========   ===========   ===========   ===========     ===========

Distributions per share (c)                 $        .96  $        .96  $        .96  $       1.04    $        .24(d)
                                             ===========   ===========   ===========   ===========     ===========

OTHER DATA
                                                                              YEAR                YEAR               YEAR
                                                                             ENDED               ENDED               ENDED
                                                                           DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                                             2001                 2000                1999
                                                                          -----------         ------------        ------------
Funds From Operations ("FFO") (g)                                        $  8,326,640        $  10,980,864       $  11,043,607
                                                                          ===========         ============        ============

Funds Available for Distribution ("FAD") (g)                             $  7,478,611        $   3,408,846       $   8,652,037
                                                                          ===========         ============        ============

FFO payout ratio (h)                                                            101.7%                77.1%               74.7%
                                                                          ===========         ============        ============
Cash flows from:
Operating activities                                                      $10,520,507        $  11,189,802       $   9,567,923
                                                                          ===========         ============        ============
Investing activities                                                     $ (1,718,776)       $  (8,090,815)      $  (1,970,601)
                                                                          ===========         ============        ============
Financing activities                                                     $ (7,359,667)       $  (3,850,809)      $  (8,374,501)
                                                                          ===========         ============        ============

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

(h)  Represents total stockholder distributions divided by FFO.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires long-term financing in order to invest in and maintain its portfolio of Retail Properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's Charter dictates leverage of no more than 50% of the Company's Total Market Value. On a short-term basis, the Company requires funds to pay its operating expenses and those of the Retail Properties, to make improvements to the Retail Properties, pay its debt service and make distributions to its stockholders. The primary source of the Company's short-term liquidity needs are the cash flow received from the Retail Properties and interest income.

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

(ii) 47% of total revenues for the year ended December 31, 2001 were earned from shopping center anchor tenants, which are national retailers or credit tenants, and from interest on an FHA Mortgage.

(iii) No single asset accounts for 10% or more of total revenues for the year ended December 31, 2001.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

During the year ended December 31, 2001, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $1,442,000. This increase was primarily due to cash from operations of approximately $10,521,000, principal payments received on a mortgage loan $3,217,000, and proceeds from notes payable $1,500,000, offset by distributions paid to stockholders $8,464,000, improvements to real estate $3,500,000, an increase in deferred acquisition expenses of $1,459,000 and $325,000 in periodic principal payments on notes payable. Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $5,991,000 and a loss on impairment of asset of $2,500,000.

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

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of December 31, 2001 is $20,910. The arrearage is due to different interpretations of the lease which is expected to be resolved in 2002. With the exception of this amount, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. The Company is currently negotiating, with Safeway, final terms which would enable Safeway to buy-out and terminate its lease.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix. The former A&P space has been demolished and is under reconstruction as of December 31, 2001. The Company's estimated cost to reconstruct this space is $3,500,000 of which approximately $1,300,000 was paid in 2001. Publix is expected to take occupancy of the new space in July 2002.

(iii) White Oaks Plaza shopping center, located in Spindale, NC, was deemed to be impaired. The Company determined that it needed to analyze this property for potential impairment due to three anchors have vacating their spaces and increased competition in the surrounding area. Two of these anchors, Walmart and Winn Dixie, are still paying rent and are current in their rent payments. Using undiscounted cash flows compared to the book value of approximately $6.2 million resulted in a deficit, indicating impairment. The Company recognized a loss on impairment of $2.5 million during the fourth quarter of 2001, resulting from comparing discounted cash flows (at a market discount rate for this type of property) to the book value.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000 but the original lessee is still obligated to pay rent. The lessee stopped paying rent in April 2001 and has been in default since that date. The Company has reserved 50% of the outstanding balance of $88,743 at December 31, 2001.

(v) Food Lion, located in Barclay Place, closed their store in December 2000. They are still obligated to pay rent through the expiration of its lease. To date, Food Lion is current with all rent payments.

(vi) The Company has been notified that K-Mart, which has filed for bankruptcy, intends to close its store located in the Centre Stage Shopping Center in Springfield, Tennessee. The store has approximately 86,479 square feet of gross leasable area and represents approximately $397,000 in annualized base rent. The store is currently in operation and rental payments are current; however, the Company cannot currently assess how the closing of the store will affect 2002 operating results until more details are provided by K-Mart.

In February 2002, a distribution of $2,116,471 ($.24 per share), which was declared in December 2001, was paid to the stockholders from cash flow from operations for the quarter ended December 31, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

CRITICAL ACCOUNTING POLICIES

The Company has several accounting policies that require significant judgments to be made by Company management.

Real estate assets are recorded at the lower of cost of fair value, if impaired. Costs incurred for the acquisition, development, construction, and improvement of properties are capitalized. Buildings are depreciated on a straight-line basis over their estimated useful lives, generally 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized and amortized over their estimated useful lives. Tenant improvements are capitalized and amortized over the life of the lease. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the total cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. During 2001, the total amount of undepreciated book value carried forward on redeveloped properties totaled approximately $1.8 million.

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

The determination of impairment is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. Management believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's properties and loan. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the investments to differ materially from their estimated fair value. Such changes may also require write-downs in future years. Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at December 31, 2001 and 2000. However, the carrying value of certain properties may be in excess of their fair values as of such dates. During 2001, one property became impaired due to the continued inability to replace the existing anchor tenants and attract smaller store tenants. The Company determined that the undiscounted future cash flows were less than the property's fair market value and accordingly wrote down the property to its estimated fair value, which resulted in a loss on impairment of $2.5 million.

The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its stockholders provided that at least 90% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

Net income for the year ended December 31, 2001 decreased by approximately $5,319,000, or 95%, as compared to the year ended 2000. Revenue for the period decreased by approximately $68,000, or .3%, as compared 2000, while expenses increased approximately $5,651,000, due to the one time writeoff of expenses associated with the POB Transaction and an impairment loss of $2,500,000 on White Oaks Plaza. Minority interest in income decreased by approximately $508,000. During the year ended December 31, 2000, the Company recognized a gain on sale of real estate of approximately $108,000. There was no such transaction in 2001.

The decrease in revenues for the year ended December 31, 2001 as compared to 2000 was primarily due to approximate decreases in early lease termination payments of $483,000, decrease in income from equity investments of $134,000 offset by an increase in rental income of $27,000 an increase in tenant reimbursements of $297,000 and an increase in interest income of $206,000.

Approximately $483,000 of the total decrease in early lease terminations was due to the lease settlements received in 2000 for Mountain Park, Marion City Square and White Oak Plaza. The decrease in income from equity investments was primarily due to $80,000 decrease in Pinehurst income and $54,000 decrease in Weatherly Walk income. The increase in tenant reimbursements was primarily due to $103,000 of real estate taxes of Pablo Plaza, Rolling Hills, Southgate and Emporia West. The increase in interest income was primarily due to a $167,000 increase in Woodgate mortgage interest and $65,000 increase in Merrill Lynch dividend income.

The increase in expenses for the year ended December 31, 2001 as compared to 2000 was primarily due to approximate increases of $2,847,000 in expenses associated with the terminated POB transaction and other terminated transactions, $2,500,000 due to an impairment loss on White Oaks Plaza, $809,000 in depreciation, $37,000 in general and administrative expenses, $48,000 in real estate taxes and $24,000 in management fees partially offset by decreases of $54,000 in operating expenses, $71,000 in repairs and maintenance and $522,000 in interest expense.

Repairs and maintenance decreased approximately $71,000 due to reduced snow removal costs and $82,000 due to reduced paving costs, partially offset by a $62,000 increase in landscaping. The decrease in operating expenses is due to lease costs becoming fully amortized and reduced legal and government service expense. The increase in real estate taxes was primarily due to a $54,000 increase in Rolling Hills, Southgate and Emporia West real estate taxes offset by $28,000 decrease in Mountain Park real estate taxes. Interest expense decreased $342,000 due to the decreased interest rates of the Credit Facility and $180,000 less in interest expense due to the repayment of the New York Life note payable. During the year ended December 31, 2001, the Company had expenses for terminated transactions of approximately $2,847,000. These costs were primarily related to the P.O.B. acquisition. There was no such transaction in 2000. Of the increase in depreciation and amortization, $457,000 was due to increased depreciation in improvement of Westbird, Governor's Square and several other properties and $236,000 was due to increased amortization of the deferred costs associated with the Credit Facility.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Repairs and maintenance increased $88,000 due to parking lot light repairs, $70,000 in snow removal and $24,000 in grounds landscaping, offset by a decrease in painting of approximately $29,000. The increase in operating expenses is due to unamortized lease costs, property management fees, and water and sewer expenses of approximately $130,000. These operating expenses were offset by a decrease of $62,000 in legal expenses incurred in 1999 but not in 2000. The decrease in real estate taxes was primarily due to $125,000 of Southgate and Crossroads prior year adjustments offset by $80,000 increase of real estate taxes. Interest expense increased $857,000 due to the increased use of the Credit Facility and was offset by $288,000 decrease due to the repayment of the New York Life note payable and $104,000 decrease in rate swap interest. Of the increase in depreciation and amortization, approximately $224,000 was due to increased depreciation of additional improvements of Governor's Square, Westbird and several other properties and $151,000 was due to increased amortization of the deferred costs associated with the Credit Facility. These increases were partially offset by $200,000 due to the repayment of the New York Life note payable. The increase in other expenses was due to $193,000 in a write-off of projects that were abandoned, offset by $61,000 decrease in bad debt expense.

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

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, impairment losses, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, pay distributions to stockholders, and to fund other cash needs. The Company's calculation of FFO may not be comparable to calculations of FFO by similar companies.

Funds available for distribution ("FAD") represents FFO plus recurring principal receipts from mortgage loans less lease commissions, recurring capital expenditures (excluding property acquisitions) and debt principal amortization. Net income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $82,829, $241,592 and $367,078 for the years ended December 31, 2001, 2000 and 1999, respectively. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

FFO, as calculated in accordance with the NAREIT definition, and FAD for the years ended December 31, 2001, 2000 and 1999 are summarized in the following table:

                                                                            YEAR                 YEAR                 YEAR
                                                                            ENDED                ENDED                ENDED
                                                                         DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                             2001                2000                 1999
                                                                         ------------         -------------       ------------
Income before minority interest                                         $     301,722        $   6,128,485       $   6,220,664
Loss on impairment of property                                              2,500,000                   --                  --
Gain on sale of real estate                                                        --             (108,332)                 --
Depreciation and amortization of real property                              5,281,788            4,718,128           4,377,099
Amortization of insurance contract                                                 --                   --             200,195
Depreciation and amortization from equity investments                         243,130              242,583             245,649
                                                                         ------------         -------------       ------------

Funds From Operations ("FFO")                                               8,326,640           10,980,864          11,043,607

Amortization of deferred financing costs                                      760,549              525,513             377,665
Principal payments received on mortgage loans                               3,217,220               35,439              32,416
Straight-lining of property rentals for rent escalations                      (82,829)            (241,592)           (367,078)
Improvements to real estate                                                (3,499,851)          (6,198,584)         (1,308,093)
Principal repayments on notes payable                                        (325,006)            (296,865)           (538,401)
Leasing commissions                                                          (918,112)          (1,395,929)           (588,079)
                                                                         ------------         -------------       ------------

Funds Available for Distribution ("FAD")                                $   7,478,611        $   3,408,846       $   8,652,037
                                                                         ============         ============        ============

Distributions to stockholders and minority interest                     $   8,465,063        $   8,466,935       $   8,251,846
                                                                         ------------         -------------       ------------

FFO payout ratio                                                                101.7%               77.1%                74.7%
                                                                         ============         ============        ============

Cash flows from:
Operating activities                                                     $ 10,520,507         $ 11,189,802       $   9,567,923
                                                                         ============         ============        ============
Investing activities                                                    $  (1,718,776)       $  (8,090,815)      $  (1,970,601)
                                                                         ============         ============        ============
Financing activities                                                    $  (7,359,667)       $  (3,850,809)      $  (8,374,501)
                                                                         ============         ============        ============

Weighted average common shares outstanding                                  8,051,555            8,048,952           8,046,574
                                                                         ============         ============        ============
Weighted average common shares and OP Units outstanding                     8,817,335            8,819,484           8,594,904
                                                                         ============         ============        ============

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments em-bedded in other contracts, and for hedging activities, and was effective for the Company beginning January 1, 2001. The Company has no derivative instruments at or during the year ended December 31, 2001, so implementation of this standard had no effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and, in August of 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The impact of SFAS No. 144 will be to the extent that the Company disposes of property; it will be treated as discontinued operations according to NAREIT.

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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of December 31, 2001, approximately 34.7% of the Company's total notes payable outstanding are either fixed rate or non-interest bearing, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $43,193,000 outstanding under the Credit Facility at December 31, 2001, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $432,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $864,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000 at a fixed rate of 5.44%. This agreement expired on December 1, 2000. Management may engage in additional hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Item 8.    Financial Statements and Supplementary Data.

                                                                                                                              PAGE
                                                                                                                            --------
(a) 1.     Financial Statements
           --------------------

           Independent Auditors' Report                                                                                        19

           Consolidated Balance Sheets as of December 31, 2001 and 2000                                                        20

           Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999                              21

           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999     22

           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                          23

           Notes to Consolidated Financial Statements                                                                          25

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
Aegis Realty, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Aegis Realty, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in Item 14
Schedule III. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aegis Realty, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
March 11, 2002

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                     ----------------------------
                                                                        2001              2000
                                                                     -----------      -----------
                                     ASSETS

Real estate, net                                                    $171,356,539     $175,156,729
Investment in partnerships                                             5,475,418        5,746,841
Mortgage loan receivable                                                      --        3,170,322
Loans receivable from affiliates                                       2,289,470        2,312,543
Cash and cash equivalents                                              2,916,537        1,474,473
Accounts receivable-tenants, net of allowance for doubtful
  accounts of $378,000 and $383,000, respectively                      3,005,333        3,215,665
Deferred costs, net                                                    4,085,776        5,679,884
Other assets                                                             908,995          937,486
                                                                     -----------      -----------

  Total Assets                                                      $190,038,068     $197,693,943
                                                                     ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                                                     $ 66,147,599     $ 64,972,605
  Accounts payable and other liabilities                               3,768,068        4,476,477
  Distributions payable                                                2,116,471        2,115,590
                                                                     -----------      -----------

  Total Liabilities                                                   72,032,138       71,564,672
                                                                     -----------      -----------

Minority interest of unitholders in the Operating Partnership          6,234,566        6,941,884
                                                                     -----------      -----------

Commitments and Contingencies

Stockholders' equity:
Common stock; $.01 par value; 50,000,000 shares authorized;
  8,052,847 and issued 8,049,179 and outstanding in 2001
  and 2000, respectively                                                  80,528           80,491
Additional paid in capital                                           125,379,016      125,339,053
Distributions in excess of net income                                (13,688,180)      (6,232,157)
                                                                     -----------      -----------

Total Stockholders' Equity                                           111,771,364      119,187,387
                                                                     -----------      -----------

Total Liabilities and Stockholders' Equity                          $190,038,068     $197,693,943
                                                                     ===========      ===========

See accompanying notes to consolidated financial statements.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          2001           2000             1999
                                                       ----------     ----------       ----------
Revenues:

  Rental income                                       $19,983,396    $19,956,353      $19,680,116
  Tenant reimbursements                                 4,970,870      4,674,235        4,682,075
  Early lease termination payments                         16,760        500,162           93,846
  Income from equity investments                          243,005        376,903          291,082
  Interest income                                         767,703        561,693          482,442
  Other                                                   118,027         97,924          124,940
                                                       ----------     ----------       ----------

  Total revenues                                       26,099,761     26,167,270       25,354,501
                                                       ----------     ----------       ----------

Expenses:

  Repairs and maintenance                               2,025,686      2,097,007        1,910,194
  Operating                                             1,355,095      1,409,018        1,397,782
  Real estate taxes                                     2,439,193      2,391,257        2,436,047
  Interest                                              4,428,429      4,950,058        4,489,556
  Management fees                                       2,392,170      2,368,481        2,304,330
  General and administrative                              884,639        848,246          946,519
  Depreciation and amortization                         5,995,152      5,186,493        4,897,811
  Terminated transaction costs                          2,846,804             --               --
  Loss on impairment of asset                           2,500,000             --               --
  Other                                                   930,871        896,557          751,598
                                                       ----------     ----------       ----------

  Total expenses                                       25,798,039     20,147,117       19,133,837
                                                       ----------     ----------       ----------

Income before gains on sale                               301,722      6,020,153        6,220,664
Gain on sale of real estate                                   --         108,332               --
                                                       ----------     ----------       ----------

Income before minority interest                           301,722      6,128,485        6,220,664

Minority interest in income of the
  Operating Partnership                                   (27,831)      (535,490)        (397,583)
                                                       ----------     ----------       ----------

Net income                                            $   273,891    $ 5,592,995      $ 5,823,081
                                                       ==========     ==========       ==========

Net income per share:

  Basic                                               $       .03    $       .69      $       .72
                                                       ==========     ==========       ==========

  Diluted                                             $       .03    $       .69      $       .72
                                                       ==========     ==========       ==========

Weighted average shares outstanding:

  Basic                                                 8,051,555      8,048,894        8,046,574
                                                       ==========     ==========       ==========

  Diluted                                               8,051,555      8,048,952        8,046,574
                                                       ==========     ==========       ==========

See accompanying notes to consolidated financial statements.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           COMMON STOCK        ADDITIONAL    DISTRIBUTIONS
                                       ---------------------    PAID-IN      IN EXCESS OF
                                        SHARES        AMOUNT    CAPITAL       NET INCOME          TOTAL
                                       ---------      ------   -----------    -----------      -----------
   Balance at January 1, 1999          8,044,859     $80,448  $125,299,096   $ (2,196,036)    $123,183,508

   Net income                                 --          --            --      5,823,081        5,823,081
   Issuance of shares of common stock      2,000          20        19,980             --           20,000
   Distributions                              --          --            --     (7,724,985)      (7,724,985)
                                       ---------      ------   -----------    -----------      -----------

   Balance at December 31, 1999        8,046,859      80,468   125,319,076     (4,097,940)     121,301,604

   Net income                                 --          --            --      5,592,995        5,592,995
   Issuance of shares of common stock      2,320          23        19,977             --           20,000
   Distributions                              --          --           --     (7,727,212)      (7,727,212)
                                       ---------      ------   -----------    -----------      -----------

   Balance at December 31, 2000        8,049,179      80,491   125,339,053     (6,232,157)     119,187,387

   Net Income                                 --          --            --        273,891          273,891
   Issuance of shares of common stock      3,668          37        39,963                          40,000
   Distributions                              --          --           --     (7,729,914)      (7,729,914)
                                       ---------      ------   -----------    -----------      -----------

   Balance at December 31, 2001        8,052,847     $80,528  $125,379,016  $ (13,688,180)    $111,771,364
                                       =========     =======   ===========    ===========      ===========

See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2001           2000             1999
                                                     ------------    -----------      -----------
Cash flows from operating activities:

Net income                                          $     273,891   $  5,592,995     $  5,823,081
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of real estate                                  --       (108,332)              --
  Loss on impairment of asset                           2,500,000             --               --
  Depreciation and amortization                         5,990,972      5,243,641        4,954,959
  Minority interest in income of the Operating
   Partnership                                             27,831        535,490          397,583
  Distributions from equity investments
   in excess of income                                    228,705        133,640          129,626
  Terminated transaction costs                          2,846,804             --               --
  Leasing commissions and costs                          (918,112)    (1,395,929)        (659,579)
  Changes in operating assets and liabilities:
  Accounts receivable-tenants                             214,918       (297,359)        (474,991)
  Allowance for doubtful accounts                          (4,587)        39,727          (40,146)
  Other assets                                           (412,860)       463,833         (165,577)
  Accounts payable and other liabilities                 (227,055)       982,096         (397,033)
                                                     ------------    -----------      -----------

  Net cash provided by operating activities            10,520,507     11,189,802        9,567,923
                                                     ------------    -----------      -----------

Cash flows from investing activities:

  Net proceeds from sale of real estate                        --        154,409               --
  Improvements to real estate                          (3,499,851)    (6,198,584)      (1,308,093)
  Acquisitions of real estate including
   acquisition expenses                                        --       (557,823)        (653,015)
  Increase in deferred acquisition expenses            (1,459,217)    (1,289,599)         (45,038)
  Repayments of loans receivable from affiliates           23,072         21,280            3,129
  Loans made to affiliate                                      --       (255,937)              --
  Principal payments received on mortgage loans         3,217,220         35,439           32,416
                                                     ------------    -----------      -----------

  Net cash used in investing activities                (1,718,776)    (8,090,815)      (1,970,601)
                                                     ------------    -----------      -----------

Cash flows from financing activities:

  Repayments of notes payable                                  --     (4,845,474)              --
  Periodic principal payments on notes payable           (325,006)      (296,865)        (538,401)
  Proceeds from notes payable                           1,500,000     10,875,000        1,500,000
  Distributions paid to stockholders                   (7,729,033)    (7,726,655)      (8,327,874)
  Increase in deferred loan costs                         (70,479)    (1,041,747)        (553,324)
  Distributions paid to minority interest                (735,149)      (815,068)        (454,902)
                                                     ------------    -----------      -----------

  Net cash used in financing activities                (7,359,667)    (3,850,809)      (8,374,501)
                                                     ------------    -----------      -----------

                                                                                      (continued)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                          2001           2000             1999
                                                        ---------      ---------        ---------
Net increase/(decrease) in cash and cash equivalents    1,442,064       (751,822)        (777,179)

Cash and cash equivalents at the beginning of
  the year                                              1,474,473      2,226,295        3,003,474
                                                        ---------      ---------        ---------

Cash and cash equivalents at the end of the year       $2,916,537     $1,474,473       $2,226,295
                                                        =========      =========        =========

Supplemental information:
  Interest paid                                        $4,288,167     $4,950,059       $4,841,223
                                                        =========      =========        =========

Supplemental disclosure of noncash activities:

Payable to directors liquidated
  through the issuance of shares
  of common stock                                      $   40,000     $   20,000       $   20,000
                                                        =========      =========        =========

Reclassification of deferred acquisition expenses
  to real estate upon purchase                                                         $   61,278
                                                                                        =========

Repayment of purchase money notes
  to sellers through the issuance
  of units in the Operating Partnership                                                $  585,754
                                                                                        =========

See accompanying notes to consolidated financial

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of December 31, 2001, the Company owned a portfolio of 28 retail properties containing a total of approximately 3.0 million gross leaseable square feet and held partnership interests in two suburban garden apartment properties.

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

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at December 31, 2001. At December 31, 2001, 5.54% of the OP Units are held by the sellers of three of the retail properties and 3.15% were held by affiliates of Related.

On December 21, 2000, the Company entered into a definitive acquisition agreement to acquire a portfolio of 19 shopping centers and several retail development opportunities (the "Acquisition Transaction") from P'OB. Montgomery & Company ("POB"). On August 7, 2001, the Company announced that it had terminated the Acquisition Transaction, by mutual consent with POB, for a fee of $350,000. This fee, plus prior deferred expenses relating to the Acquisition Transaction of approximately $2,227,000 have been included in the consolidated statement of operations as terminated transaction costs.

In light of the decision to terminate the Acquisition Transaction, the Company, at the direction of the Board of Trustees, has retained Robertson Stephens to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Presentation

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

c)  Real Estate

Real estate assets are recorded at the lower of cost or fair value, if impaired. Costs incurred for the acquisition, development, construction, and improvement of properties are capitalized. Buildings are depreciated on a straight-line basis over their estimated useful lives, generally 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized and amortized over their estimated useful lives. Tenant improvements are capitalized and amortized over the life of the lease. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the total cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. During 2001, the total amount of undepreciated book value carried forward on redeveloped properties totaled approximately $1.8 million.

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

The determination of impairment is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. Management believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's properties and loan. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the investments to differ materially from their estimated fair value. Such changes may also require write-downs in future years. Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at December 31, 2001 and 2000. However, the carrying value of certain properties may be in excess of their fair values as of such dates. During 2001, one property became impaired due to the continued inability to replace the existing anchor tenants and attract smaller store tenants. The Company determined that the undiscounted future cash flows were less than the property's carrying value and accordingly wrote down the property to its estimated fair value, which resulted in a loss on impairment of $2.5 million.

f)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds, and temporary investments in short-term instruments with original maturities equal to or less than three months.

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

k)  Income Taxes

The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its stockholders provided that at least 90% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions.

During 2001, the Company declared distributions of $.96 per share. For federal income tax purposes, $.40 and $.56 per share of ordinary income and return of capital, respectively, was reported to stockholders for 2001.

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

n)  Mortgage Loan Receivable

The Company accounts for its investments in mortgage loans and notes receivable under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

Interest on mortgage loans and notes receivable is recognized on the accrual basis. Interest which was accrued but not received is reversed from income if deemed to be uncollectible.

o)  Fair Value of Financial Instruments

The Company has determined that the fair value of its financial instruments, including cash and cash equivalents, mortgage loan receivable, accounts receivable -- tenants and notes payable approximate their carrying values at December 31, 2001 and 2000.

p)  New Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes acounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was implemented by the Company beginning on January 1, 2001. Because the Company does not utilize derivatives, implementation of this statement had no effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and in August of 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. Management believes the implementation of these standards will not have a material impact on the financial statements.

q)  Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3 - Real Estate

The components of real estate are as follows:

                                                                             DECEMBER 31,
                                                                   ------------------------------
                                                                      2001               2000
                                                                   -----------       ------------
Land                                                              $ 42,041,873      $  40,267,037
Buildings and improvements                                         161,165,742        162,348,285
                                                                   -----------       ------------
                                                                   203,207,615        202,615,322

Less:  Accumulated depreciation                                    (31,851,076)       (27,458,593)
                                                                   -----------       ------------

                                                                  $171,356,539       $175,156,729
                                                                   ===========        ===========

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at December 31, 2001 and 2000. However, the carrying value of certain properties may be in excess of their fair values as of such dates.

During 2001, the Company determined that White Oaks Plaza had become impaired and accordingly wrote the property down to its estimated fair market value and incurred a loss on impairment of $2,500,000 due to the fact the undiscounted future cash flow was less than the carrying value (see Note 2.e) -- Impairment).

During 2001, a portion of Mountain Park Plaza Shopping Center was demolished in order to construct new space for Publix. The unamortized amount of the portion of the building that was demolished, approximately $1.8 million, was capitalized and will be included in the basis of the reconstructed facility.

On May 19, 2000, the Company acquired an out-parcel of developable land contiguous to the Forest Park Square property for $500,000 plus acquisition costs of approximately $32,360.

As part of the renewal of the lease for the anchor tenant at the Westbird property, the Company made $2,140,000 in tenant improvements during 2000. The term of the new lease is 20 years with a minimum rental of $246,000. The minimum annual rent under the old lease was $103,000.

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

None of the Company's investment properties accounted for 10% or more of the Company's total gross revenues for any of the three years in the period ended December 31, 2001.

During the years ended December 31, 2001, 2000 and 1999, the Kroger Company, which is a tenant at six shopping centers, accounted for approximately 12%, 11% and 12%, respectively, of the Company's total revenues.

Based on the carrying value at December 31, 2001, approximately 16% of the Company's investment properties are located in Ohio, 11% are located in Florida, and 11% are located in Virginia. No other states comprise more than 10% of the total carrying value.

The Company has been notified that K-Mart, which has filed for bankruptcy, intends to close its store located in the Centre Stage Shopping Center in Springfield, Tennessee. The store has approximately 86,479 square feet of gross leasable area and represents approximately $397,000 in annualized base rent. The store is currently in operation and rental payments are current; however, the Company cannot currently assess how the closing of the store will affect 2002 operating results until more details are provided by K-Mart.

Insured II, an indirectly wholly-owned subsidiary of the Company, is the record owner of three of the retail properties. Insured II is the beneficiary of an insurance policy (the "Policy") from Continental Casualty Company ("CNA") which, in effect, insures that the cumulative amount of cash available for distribution, from all sources, as determined in accordance with the Policy and related agreement together with the appraised values of the Retail Properties then owned by Insured II, will equal at least 100% of the aggregate original capital contributions to Insured II allocated to investment in properties on the day on which the last such Retail Property was acquired by Insured II. The Policy expired in May 2001. Insured I had been the beneficiary of a similar policy that expired in November 1999. No payments were received on either policy.

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:

                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                          2001             2000
                                                                       ---------        ---------
Deferred loan costs                                                   $3,508,151       $3,437,672
Deferred leasing commissions and costs                                 3,330,350        2,667,216
Deferred acquisition expenses                                                 --        1,387,588
                                                                       ---------        ---------
                                                                       6,838,501        7,492,476

Less:  Accumulated amortization                                       (2,752,725)      (1,812,592)
                                                                       ---------        ---------

                                                                      $4,085,776       $5,679,884
                                                                       =========        =========

The decrease in deferred acquisition expenses in 2001 is due to the write-off of approximately $2.8 million of various deferred acquisition expenses including the deferred acquisition expenses related to the termination of the Acquisition Transaction discussed in Note 1.

NOTE 5 - Investments in Partnerships

The Company owns a 98.99% limited partnership interest in the TCR-Pinehurst Limited Partnership ("Pinehurst"), which acquired and operates the Pinehurst apartment complex in Kansas City, Missouri. Under the original terms of this investment, the Company is entitled to a preferred equity return of 8.8% per annum on its initial investment of $3,799,620, and 9.85% on a subsequent investment of $1,949,805. These preferred equity returns are cumulative and non interest-bearing. The cumulative, unrecorded and undistributed preferred equity returns to the Company totaled $1,880,466 and $1,826,245 at December 31, 2001 and 2000, respectively. These preferred equity returns are payable from excess cash flow from operations or proceeds from a sale or refinancing of Pinehurst's rental property.

On August 26, 1998, the Company invested $895,200 for a 40% interest as a limited partner in FAI Ltd. ("FAI"), the limited partnership which owns the Weatherly Walk Apartments located in Fayetteville, Georgia. This equity interest earns an annual preferred return of 10.5% on $895,200, paid monthly, plus 40% of excess cash flow and sale or refinancing proceeds. As of December 31, 2001, the Company had not received approximately $47,000 of the preferred returns due from FAI.

Amounts estimated to be recoverable from future operations or ultimate sales are greater than the carrying value of the Company's investments in partnerships at December 31, 2001.

NOTE 6 - Mortgage Loan Receivable

As of December 31, 2000, the Company held a FHA mortgage and an equity loan secured by Woodgate Manor, an apartment complex located in Gainesville, Florida. The FHA mortgage, in the original amount of $3,110,300, had a stated interest rate of 8.95% and matured January 1, 2024.

The equity loan, in the original amount of $339,700, represented a non-interest bearing advance made to the developer for such items as initial operating deficit escrow requirements and HUD related contingencies such as working capital escrow and cash requirements.

On April 23, 2001, the owner of Woodgate Manor sold the property to a third party. The Company received approximately $3.2 million from the borrower, which approximated the carrying value of the loans at the time of repayment.

NOTE 7 - Notes Payable

As of December 31, 2001 and 2000, the Company had notes payable as follows:

                                                                                                                 COLLATERAL/
                      DATE OF                      MONTHLY                                                        CARRYING
                       NOTE/                       PAYMENT       OUTSTANDING      OUTSTANDING       BALLOON        VALUE AT
                     MATURITY       INTEREST     OF PRINCIPAL      BALANCE          BALANCE        PAYMENT/       DECEMBER
NOTEHOLDER              DATE          RATE       AND INTEREST    AT 12/31/01      AT 12/31/00      DUE DATE        31, 2001
----------           ----------     ---------    ------------    -----------      -----------      --------      ------------
(a)                  12/29/97       (b)          Interest       $43,193,000       $41,693,000(c)                  (d)
                     12/29/03                    only

Heller               6/24/97 (e)    8.50%        $19,992          2,496,829         2,523,267     $2,307,314      Barclay Place/
  Financial, Inc.    7/1/07                                                                       7/1/07          $4,032,117

Nomura               10/28/97 (f)   7.54%        $33,130          3,689,580         3,800,498                     Village At
  Asset Capital      11/11/22                                                                                     Waterford/
  Corporation                                                                                                     $6,163,471

Chase Bank           12/16/96 (g)   8.875%       $51,717          6,226,054         6,290,934     $5,808,553      Oxford Mall/
                     1/1/07                                                                       1/1/07          $8,564,950

Merrill Lynch        9/18/97 (h)    7.73%        $79,509         10,542,136        10,664,906     $9,634,530      Southgate/
                                                                 ----------        ----------
  Credit             10/1/07                                                                      10/1/07         $15,432,723
  Corporation
                                                                $66,147,599       $64,972,605
                                                                 ==========        ==========

(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

In connection with the Credit Facility, the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. In connection with the Company's covenant compliance certification required subsequent to the filing of the Company's second and third quarter 2001 10-Qs, the Company was in compliance with all but one of these covenants. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such periods. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. In the second, third and fourth quarters of 2001, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a waiver on this covenant from each of the syndicate banks of the Credit Facility for each of the quarters' of non-compliance.

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 1.94% at December 31, 2001.

(c) Outstanding balance of an $80 million senior revolving credit facility ("Credit Facility").

(d) The Credit Facility was collateralized at December 31, 2001 by nineteen Retail Properties and one investment in a partnership with carrying values of $108,387,680 and $4,844,599, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

(e) Note was assumed upon purchase by the Company on March 31, 1998 of the property collateralizing the note.

(f) Note was assumed upon purchase by the Company on April 22, 1998 of the property collateralizing the note.

(g) Note was assumed upon purchase by the Company on November 24, 1998 of the property collateralizing the note.

(h) Note was assumed upon purchase by the Company on December 9, 1998 of the property collateralizing the note .

On December 1, 1998, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000, intended to reduce the impact of changes in interest rates on the Credit Facility. This agreement effectively changed the Company's interest rate on $10,000,000 of the Credit Facility debt to a fixed rate of 5.44% and matured on December 1, 2000. The Company accounted for the net cash settlements under this swap agreement as adjustments to the interest expense on the Credit Facility.
Annual principal payment requirements as of December 31, 2001 for each of the next five fiscal years and thereafter are as follows:

YEAR ENDING                         AMOUNT
-----------                       ----------
2002                             $   349,726
2003                              43,571,907*
2004                                 407,394
2005                                 444,489
2006                                 481,587
Thereafter                        20,892,496
                                  ----------

                                 $66,147,599
                                  ==========

*Includes the maturity of the Credit Facility.

The Company has determined that the carrying value of the notes payable approximates their fair value at December 31, 2001 and 2000, either because the interest rate on such notes fluctuates according to a market index, or because the fixed rate notes bear interest at rates comparable to market rates for similar instruments.

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

The original term of the Advisory Agreement terminated on October 1, 2001. Thereafter, the Advisory Agreement is renewable annually by the Company and the OP, subject to the majority approval of the Company's Board of Directors and the OP. On September 13, 2001, the Advisor, OP and the Company executed an amendment to the original Advisor Agreement which extended the term for a one year period. The Advisory Agreement cannot be terminated by the Company, other than for gross negligence or willful misconduct of the Advisor and by a majority vote of the Company's independent directors. The Advisory Agreement may be terminated without cause by the Advisor at any time.

The Company's Retail Properties are managed by RCC Property Advisors (the "Property Manager"), an affiliate of the Advisor, for a fee equal to 4.5% of the gross rental receipts from the retail properties. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses.

The costs incurred to related parties for the years ended December 31, 2001 and 2000 and 1999 were as follows:

                                                                              2001                 2000                1999
                                                                            ---------            ---------           ---------
Acquisition fees                                                           $       --           $   19,699          $   23,805
Expense reimbursement                                                         289,506              289,962             271,972
Property management fees                                                    1,138,054            1,084,563           1,037,014
Leasing commissions and costs                                                 727,423            1,126,850             471,888
Asset management fee                                                          771,358              779,379             779,561
                                                                            ---------            ---------           ---------

                                                                           $2,926,341           $3,300,453          $2,584,240
                                                                            =========            =========           =========

On December 9, 1998, in connection with the acquisition of Southgate and Crossroads East, the Company made loans (the "OP Unit Loans") totaling $2,081,015 to Standard Investment Company ("SIC"), a partner in the partnerships (unaffiliated with the Advisor) which owned the two properties. The loans were originally secured by 163,517 OP units issued to SIC in exchange for its partnership interests in the partnerships which owned the properties and also by a guarantee from the principals of SIC for 25% of the total loan amounts. On January 4, 2000, in connection with the repayment of seller notes payable (see
Note 7(i)), an additional 101,518 OP units were issued, the OP Unit Loans were increased by $255,937 and the interest rate was increased from 7.613% to 10.03%.

The OP Unit Loans mature on the earlier of December 9, 2015 or the sale date of the underlying properties. Interest and principal are payable only to the extent of distributions with respect to the OP Units. Such distributions will be retained by the Company until all accrued interest and the outstanding balances of the loans are repaid. As of December 31, 2001 and 2000, the balances of these OP Unit Loans totaled $2,289,470 and $2,312,543, respectively, and are shown as Loans Receivable from Affiliates on the consolidated balance sheets.

The amounts owed or due to the advisor and affiliates at December 31, 2001 and 2000, were $441,351 and ($47,521) respectively; these amounts are included in other assets.

The OP units have certain rights with respect to the sale, transfer or other disposition of respective properties contributed to the Company in return for such OP units. Upon sale, transfer or other disposition of such properties within a designated restricted period, other than an exchange or other transaction which does not cause an OP unitholder to recognize income or gain for federal income tax purposes, the Company is required to pay an amount equal to their tax obligation payable. The Company estimates that may be required upon a restricted sale of all subject properties, to affiliates of the Company, would range from approximately $1.2 million to $1.6 million, assuming effective tax rates ranging from 35% to 40%, respectively.

NOTE 9 - Earnings Per Share

Basic net income per share in the amount of $.03, $.69 and $.72 for the years ended December 31, 2001, 2000 and 1999, respectively, equals net income for the periods ($273,891, $5,592,995 and $5,823,081, respectively), divided by the weighted average number of shares outstanding for the periods (8,051,555, 8,048,894 and 8,046,574, respectively).

Diluted net income per share in the amount of $.03, $.69 and $.72 for the years ended December 31, 2001, 2000 and 1999, respectively, equals net income for the periods, divided by the weighted average number of diluted shares outstanding for the periods (8,051,555, 8,048,952 and 8,046,574, respectively). For the year ended December 31, 2001, the stock options were potentially antidilutive by approximately 3,000 shares, so were not included in the calculation of weighted average diluted shares.

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at December 31, 2001, 2000 and 1999 into an additional 765,780, 765,780 and 777,213 shares, respectively, of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

NOTE 10 - Leases

Future minimum base rentals due from tenants under non-cancelable operating leases as of December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31             AMOUNT
-----------------------         ------------
2002                           $  19,266,000
2003                              17,544,000
2004                              15,263,000
2005                              13,167,000
2006                              10,978,000
Thereafter                        40,963,000
                                ------------

Total                           $117,181,000
                                 ===========

Certain leases require the lessees to reimburse the Company for real estate taxes, insurance costs and certain other reimbursable expenses.

All 28 retail properties have certain tenants with leases that require payment of percentage rent. Percentage rent is an amount paid by the tenant which represents a portion of its sales over a specified threshold amount as called for in the lease. Percentage rent received during the years ended December 31, 2001, 2000 and 1999 was approximately $126,000, $328,000 and $183,000, respectively.

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

All options granted will have an exercise price equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incen-tive Stock Option Plan may vest immediately upon issuance or may vest later, as determined by the Compensation Committee. The Company's distributions per share of Common Stock for the years ended December 31, 1999 and 1997 did not exceed $.9869 per share. In 1998, the Company distributed $1.035 per share of Common Stock ($0.96 from continuing operations and a $0.075 special capital gains distribution), thus enabling the Compensation Committee, at their discretion, to issue up to 241,522 options.

On August 2, 2001, the Board of Directors, including the members of the compensation committee, approved the grant of options to acquire 241,552 shares of common stock to employees and affiliates and the Advisor. The exercise price of the option is $10.57. The shares underlying the options have been placed in a trust. Any dividends or other distributions attributed to the shares will be paid into the trust. The accumulative dividends will earn interest which will also be accumulated.

The options will become vested and exercisable on the earlier of August 2, 2004, or thirty days before the final liquidation date of the Company (as determined by the Board of Directors based on a reasonable expectation of the date on which the Company's stockholders will receive a final distribution liquidating their shares). If the options become exercisable on August 2, 2004, they shall remain exercisable until August 2, 2011. If the options become exercisable due to the earlier liquidation of the Company, they must be exercised before the final liquidation date; if not exercised by such date, the options will automatically terminate on that date. The weighted average grant date fair value of the options was $128,007. At December 31, 2001, none of the options were exercisable, nor had any been exercised.

Through calendar year 1999, each independent director was entitled to receive annual compensation for serving as a director in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for each independent director was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In addition, each independent director received $7,520 in cash and stock valued at $10,000 as compensation for serving on the special committee of the Board of Directors in connection with the Acquisition Transaction. As of December 31, 2001 and 2000, 4,210 and 2,376 shares, respectively, having an aggregate value at the date of issuance of $42,500 and $22,500, respectively, have been issued to each of the Company's two independent directors as compensation for their services. An additional 892 shares with an aggregate value of $10,000 were issued to each independent Director in January, 2002.

On January 29, 1999, the Company adopted a stockholder rights plan (the "Stockholder Rights Plan"). Terms of the Stockholder Rights Plan provide for a distribution to common stockholders of record at the close of business on February 16, 1999 of one Right for each outstanding share of Common Stock of the Company. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer for 15% or more of the Common Stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to either purchase stock in the Company or stock of the buyer, at a substantial discount, and, in so doing, materially dilute the level of ownership of the buyer in the Company. The Company will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding Common Stock. The Stockholder Rights Plan will expire on February 16, 2009.

On October 9, 1998, the Board of Directors authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 500,000 shares of its Common Stock. The repurchases will be made in the open market and the timing will be dependent on the availability of shares and other market conditions. As of both December 31, 2001 and 2000, the Company had acquired 6,300 shares of its Common Stock for an aggregate purchase price of $58,579 (including commissions and service charges). Repurchased shares are accounted for as retired.

NOTE 12 - Selected Quarterly Financial Data (unaudited)

                                                                                2001 QUARTER ENDED
                                                     --------------------------------------------------------------------------
                                                       MARCH 31             JUNE 30           SEPTEMBER 30          DECEMBER 31
                                                     ------------        ------------         ------------        ------------
Revenues:

  Rental income                                     $   4,996,183       $   4,991,722        $   4,962,540       $   5,032,951
  Tenant reimbursements                                 1,251,550           1,171,234            1,142,841           1,405,245
  Early lease termination                                  14,000               2,510                  250                   0
  Income from equity investments                           96,349              62,670               46,362              37,624
  Interest income                                         129,511             460,571              100,625              76,996
  Other                                                    28,398              39,931               27,986              21,712
                                                     ------------        ------------         ------------        ------------

  Total revenues                                        6,515,991           6,728,638            6,280,604           6,574,528
                                                     ------------        ------------         ------------        ------------

Expenses:

  Repairs and maintenance                                 404,125             414,005              510,041             697,515
  Operating                                               346,494             324,749              347,548             336,304
  Real estate taxes                                       619,946             625,777              609,656             583,814
  Interest                                              1,273,561           1,154,940            1,072,028             927,900
  Management fees                                         630,393             589,230              581,590             590,957
  General and administrative                              252,232             188,340              191,258             252,809
  Depreciation and amortization                         1,453,112           1,516,503            1,511,975           1,513,562
  Terminated transaction costs                                  0           2,326,351              463,961              56,492
  Loss on impairment of asset                                                                                        2,500,000
  Other                                                   246,345             250,634              200,737             233,155
                                                     ------------        ------------         ------------        ------------

  Total expenses                                        5,226,208           7,390,529            5,488,794           7,692,508
                                                     ============        ============         ============        ============

Income (loss) before minority interest                  1,289,783            (661,891)             791,810          (1,117,980)

Minority interest in income of the
  Operating Partnership                                  (111,744)             57,508              (70,143)             96,548
                                                     ------------        ------------         ------------        ------------

Net income (loss)                                   $   1,178,039       $    (604,383)        $    721,667         $(1,021,432)
                                                     ============        ============         ============        ============

Net income (loss) per share:

  Basic                                             $        0.15       $       (0.08)       $        0.09       $       (0.13)
                                                     ============        ============         ============        ============

  Diluted                                           $        0.15       $       (0.08)       $        0.09       $       (0.13)
                                                     ============        ============         ============        ============

                                                                                2000 QUARTER ENDED
                                                       ------------------------------------------------------------------------
                                                       MARCH 31              JUNE 30           SEPTEMBER 30         DECEMBER 31
                                                       ---------            ---------          ------------         -----------
Revenues:

  Rental income                                        $5,187,635          $4,975,979           $4,883,709          $4,909,030
  Tenant reimbursements                                 1,150,940           1,107,932            1,132,515           1,282,848
  Income from equity investments                          101,592              98,327               82,206              94,778
  Interest income                                         133,679             151,311              139,391             137,312
  Other                                                   185,913              61,125               29,222             321,826
                                                        ---------           ---------            ---------           ---------

  Total revenues                                        6,759,759           6,394,674            6,267,043           6,745,794
                                                        ---------           ---------            ---------           ---------

Expenses:

  Repairs and maintenance                                 505,043             454,674              511,980             625,310
  Operating                                               330,589             330,342              335,928             412,159
  Real estate taxes                                       612,901             589,348              581,376             607,632
  Interest                                              1,186,856           1,202,234            1,256,735           1,304,233
  Management fees                                         600,667             600,989              560,842             605,983
  General and administrative                              198,616             243,166              233,130             173,334
  Depreciation and amortization                         1,215,844           1,257,981            1,350,911           1,361,757
  Other                                                   296,194             199,848              231,520             168,995
                                                       ----------          ----------           ----------          ----------

  Total expenses                                        4,946,710           4,878,582            5,062,422           5,259,403
                                                        ---------           ---------            ---------           ---------

                                                                                2000 QUARTER ENDED
                                                        -----------------------------------------------------------------------
                                                        MARCH 31             JUNE 30           SEPTEMBER 30         DECEMBER 31
                                                        ---------           ---------          ------------         -----------
Income before gain on sale of real
  estate and minority interest                          1,813,049           1,516,092            1,204,621           1,486,391

Gain on sale of real estate                                     0                   0              108,332                   0
                                                        ---------           ---------            ---------           ---------

Income before minority interest                         1,813,049           1,516,092            1,312,953           1,486,391

Minority interest in income of the
  Operating Partnership                                  (159,856)           (132,462)            (114,149)           (129,023)
                                                        ---------           ---------            ---------           ---------

Net income                                             $1,653,193          $1,383,630           $1,198,804          $1,357,368
                                                        =========           =========            =========           =========

Net income per share:

  Basic                                                $      .21          $      .17           $      .15          $      .17
                                                        =========           =========            =========           =========

  Diluted                                              $      .21          $      .17           $      .15          $      .17
                                                        =========           =========            =========           =========

NOTE 13 - Commitments and Contingencies

OP Units, aggregating 718,944, have certain rights with respect to the sale, transfer or other disposition of respective properties contributed to the Company in return for such OP Units. Upon sale, transfer or other disposition of such properties within a designated restricted period, other than an exchange or other transaction which does not cause an OP Unitholder to recognize income or gain for federal income tax purposes (a "Restricted Sale"), the Company is required to pay an amount equal to their tax obligation payable, including the amount of taxes resulting from receipt of such payment, as a result of such event.

OP Units, aggregating 596,031, related to the Southgate and the Crossroad properties have a restricted period through December 10, 2008. OP Units, aggregating 122,913, related to the Governor's Square property have a restricted period through May 28, 2003.

The amount the Company may be required to pay upon a Restricted Sale is dependent on the OP Unitholder's tax-basis capital account, effective federal tax rate and entity structure at the time a Restricted Sale occurs. The Company estimates that the additional payment required upon a Restricted Sale of all subject properties would range from $4.8 million to $5.7 million, assuming effective tax rates ranging from 35% to 40%, respectively.

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the Advisor. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is either a director of Aegis or the Advisor. Aegis was also named as a nominal defendant. The action is entitled PAUL V. THE RELATED COMPANIES L.P., ET AL., Index No. 01-600669. On or about March 23, 2001, a second action, entitled SCHNIPPER V. AEGIS REALTY, INC., ET AL., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis's five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). On or about April 2, 2001, a third action, entitled OPPORTUNITY PARTNERS, L.P. V. STUART J. BOESKY, ET AL., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore County, Maryland against, among others, Aegis, each of its five directors, and the Advisors. Each suit was purportedly a class and derivative action in connection with the Acquisition Transaction. On August 27, 2001, the Company announced that it had terminated the Acquistion Transaction by mutual consent with POB. As of October 29, 2001 each of the three lawsuits had been dismissed without prejudice. No money was paid by any of the defendants to any plaintiff or any plaintiff's attorney in connection with their dismissals.

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

Phase I Environmental Site Assessments have been undertaken on all of the Company's properties. In certain cases, additional Phase II site investigations have also been undertaken where deemed appropriate. Based on these reports, no on-site hazardous chemicals or petroleum products were detected or found to exist in the soil or in the groundwater at those properties which would result in action by state environmental agencies and which would require additional investigation and/or remediation of the Mountain Park Plaza property. In February 1998, a Phase II investigation determined that there were detectable levels of certain hazardous materials above threshold levels which are ascertained by the Georgia State Department of Natural Resources Environmental Protection Division ("GAEPD"). A subsequent re-sampling indicated that no hazardous materials remain detectable above the threshold levels which are ascertained by GAEPD to require remediation, and management has installed wells on the site to monitor ongoing levels of hazardous materials in the ground water pursuant to GAEPD policy.

NOTE 14 - Subsequent Events

The Company has been notified that K-mart, which has declared bankruptcy, intends to close its store located in the Centre Stage Shopping Center in Springfield, Tennessee. The store has approximately 86,479 square feet of gross leasable area and represents approximately $397,000 in annualized base rent. The store is currently in operation and rental payments are current; however, the Company cannot currently assess how the closing of the store will affect 2002 operating results until more details are provided by K-Mart.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Incorporated by reference to Aegis' definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11.  Executive Compensation.

Incorporated by reference to Aegis' definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to Aegis' definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to Aegis' definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                                          SEQUENTIAL
                                                                                                                             PAGE
                                                                                                                          ----------
(a) 1.     FINANCIAL STATEMENTS

           Independent Auditors' Report                                                                                       19

           Consolidated Balance Sheets as of December 31, 2001 and 2000                                                       20

           Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999                             21

           Consolidated Statements of Changes in Stockholders' Equity/Partners' Capital (Deficit) for the years
           ended December 31, 2001, 2000 and 1999                                                                             22

           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                         23

           Notes to Consolidated Financial Statements                                                                         25

(a) 2.     FINANCIAL STATEMENT SCHEDULES

           Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2001                        44

           Schedule III - Real Estate and Accumulated Depreciation and Notes to Schedule at December 31, 2001                 45

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

                                                                                                                          SEQUENTIAL
                                                                                                                             PAGE
                                                                                                                          ----------
(10B)      Indemnity Agreement among Continental Casualty Company, the Company and the General Partners (incorporated by reference to Exhibit 10(D)
           to the Company's Registration Statement on Form S-11, File No.
           33-8755, as amended)

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

                                                                                                                          SEQUENTIAL
                                                                                                                             PAGE
                                                                                                                          ----------
(10O)      Advisory Agreement dated as of October 1, 1997, between the Company,
           Aegis Realty Operating Partnership, LP (the "OP") and Related Aegis
           LP (the "Advisor") (incorporated by reference to the Company's
           Current Report on Form 8-K, filed with the Commission on March 19,
           1998)

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

(10T)      Management Agreement between the Company, Insured I, Insured II, the
           OP and the Property Manager dated October 1, 1997 (incorporated by reference to Exhibit 10Z in the Company's Annual Report on Form 10-K for the period ended December 31, 1997)

(10U)      Amendment No.1 dated as of September 13, 2001 to the Advisory
           Agreement dated as of October 1, 1999, between the Company, Aegis
           Realty Operating Partnership L.P. (the "OP") and Related Aegis L.P.
           ("the Advisor") (incorporated by reference to Exhibit 99.3 to the Company's Current Report of Form 10Q, filed with the Commission on
           November 14, 2001)

21         List of Subsidiaries (filed herewith)                                                                              47

(b)        Reports On Form 8-K
           -------------------
           No reports on Form 8-K were filed during the current year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AEGIS REALTY, INC.
                                    (Company)

Date:  March 29, 2002             By:
                                     -----------------------------------
                                     Stuart J. Boesky
                                     Director, Chairman of the Board,
                                     President and Chief Executive Officer

Date:  March 29, 2002             By:
                                     -----------------------------------
                                     Michael I. Wirth
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                                   TITLE                           DATE
-------------------               -------------------------------------     --------------


-------------------               Director, Chairman of the Board,
Stuart J. Boesky                  President and Chief Executive Officer     March 29, 2002


-------------------
Michael J. Brenner                Director                                  March 29, 2002


-------------------
Alan P. Hirmes                    Director and Senior Vice President        March 29, 2002


-------------------
Peter T. Allen                    Director                                  March 29, 2002


-------------------
Arthur P. Fisch                   Director                                  March 29, 2002


-------------------               Senior Vice President and
Michael I. Wirth                  Chief Financial Officer                   March 29, 2002


-------------------
Gary J. Parkinson                 Treasurer and Controller                  March 29, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AEGIS REALTY, INC.
                                    (Company)

Date:  March 29, 2002           By:  /s/ Stuart J. Boesky
                                     -----------------------------------
                                     Stuart J. Boesky
                                     Director, Chairman of the Board,
                                     President and Chief Executive Officer

Date:  March 29, 2002           By:  /s/ Michael I. Wirth
                                     -----------------------------------
                                     Michael I. Wirth
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                                   TITLE                           DATE
---------------------             -------------------------------------     --------------

/s/ Stuart J. Boesky              Director, Chairman of the Board,
---------------------             President and Chief Executive Officer     March 29, 2002
Stuart J. Boesky

/s/ Michael J. Brenner
---------------------
Michael J. Brenner                Director                                  March 29, 2002


/s/ Alan P. Hirmes
---------------------
Alan P. Hirmes                    Director and Senior Vice President        March 29, 2002


/s/ Peter T. Allen
---------------------
Peter T. Allen                    Director                                  March 29, 2002


/s/ Arthur P. Fisch
---------------------
Arthur P. Fisch                   Director                                  March 29, 2002


/s/ Michael I. Wirth              Senior Vice President and
---------------------             Chief Financial Officer                   March 29, 2002
Michael I. Wirth


/s/ Gary J. Parkinson
---------------------
Gary J. Parkinson                 Treasurer and Controller                  March 29, 2002

                       AEGIS REALTY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT    ADDITIONS
 YEAR ENDED                                      BEGINNING      DURING     DEDUCTION-     BALANCE AT
DECEMBER 31                 NAME                 OF PERIOD*      YEAR*     WRITE-OFFS*  END OF PERIOD
-----------    -------------------------------   ----------    ---------   -----------  -------------
   2001        Allowance for Doubtful Accounts    $383,000     $414,000    $(418,000)     $378,000
   2000        Allowance for Doubtful Accounts    $343,000     $360,000    $(320,000)     $383,000
   1999        Allowance for Doubtful Accounts    $383,000     $384,000    $(424,000)     $343,000

                               AEGIS REALTY, INC.
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001

                                                                              COST CAPITALIZED
                                                                               SUBSEQUENT TO
                                       INITIAL COST TO PARTNERSHIP (F)          ACQUISITION         PURCHASE PRICE ADJUSTMENTS (E)
                                       -------------------------------        ----------------      ------------------------------
                        ENCUM-                            BUILDINGS AND                                              BUILDINGS AND
                        BRANCES           LAND            IMPROVEMENTS          IMPROVEMENTS           LAND          IMPROVEMENTS
                      ----------       -----------        -------------         ------------        ----------       -------------
Shopping Centers:
Cactus Village        $        0       $ 2,093,532         $ 4,631,948           $  33,517          $  (42,583)       $  (67,253)
  Glendale, AZ
Hickory Plaza                (H)         1,288,328           3,931,633              18,291              (3,750)           69,166
  Nashville, TN
Highland Fair                  0         1,288,328           5,059,079             138,661             (67,968)           15,951
  Gresham, OR
Pablo Plaza                  (H)         2,147,213           5,922,120             508,141              (7,866)          789,857
  Jacksonville, FL
Southhaven                   (H)         1,288,328           4,793,938              31,050                   0            (1,635)
  Southhaven, MS
Town West                    (H)         1,932,491           3,303,752              20,814                   0            18,094
  Indianapolis, IN
Westbird                     (H)         1,566,070           5,475,510             660,577               2,474         2,296,027
  Miami, FL
Winery Square                (H)         4,320,555           8,916,731             157,429            (227,319)         (421,703)
  Fairfield, CA
Mountain View                (H)         2,675,960           8,661,498              88,972            (143,357)         (538,770)
  Village
  Shellville, GA
Forest Park Square             0         1,532,064           7,841,725              10,000             494,430           (81,321)
  Cincinnati, OH
Kokomo Plaza                 (H)           695,912           6,643,748              31,557              (8,784)           (5,496)
  Kokomo, IN
Rolling Hills Square         (H)         2,624,639           2,516,365                  (7)            332,233           839,908
  Tucson, AZ
Mountain Park Plaza            0         1,566,015           3,791,633                   0                   0            96,325
  Atlanta, GA
Applewood Centre             (H)         1,795,469           4,574,757                   0                   0            (4,279)
  Omaha, NE
Birdneck Center              (H)           469,227           2,837,048                   0                   0            63,313
  Virginia Beach, VA

The Market Place             (H)           810,910           4,875,966                   0                   0           240,801
  Newton, NC
Barclay Place          2,523,267           573,079           3,452,804              28,402                   0           201,081
  Lakeland, FL
The Village At         3,800,498           940,193           5,629,239                   0                   0            62,260
  Waterford
  Midlothian, VA
Governor's Square            (H)         1,220,408           7,297,832              14,401                   0         1,293,999
  Montgomery, AL
Marion City                  (H)           765,950           4,619,926                   0                   0            95,560
  Square
  Marion, NC
Dunlop Village               (H)           751,518           4,505,067                   0                   0            36,711
  Colonial Heights,
  VA

                                                                                                                        LIFE ON
                                                                                                                         WHICH
                                   GROSS AMOUNT AT WHICH                                                              DEPRECIATION
                              CARRIED AT CLOSE OF PERIOD (D)                                                            IN LATEST
                      ---------------------------------------------                                                      INCOME
                                     BUILDINGS AND                        ACCUMULATED       YEAR OF        DATE        STATEMENT
                         LAND        IMPROVEMENTS          TOTAL         DEPRECIATION     CONSTRUCTION   ACQUIRED     IS COMPUTED
                      -----------     -----------       -----------      ------------     ------------   ---------    ------------
Shopping Centers:
Cactus Village        $ 2,050,949     $ 4,622,717       $ 6,673,666       $ 1,668,915       1986         July 1987      40 years
  Glendale, AZ
Hickory Plaza           1,284,579       4,019,090         5,303,669         1,470,250       1974 (A)     Apr. 1987      40 years
  Nashville, TN
Highland Fair           1,220,360       5,203,450         6,423,810         1,870,459       1986         July 1987      40 years
  Gresham, OR
Pablo Plaza             2,139,347       7,562,118         9,701,465         2,410,729       1972 (B)     Feb. 1987      40 years
  Jacksonville, FL
Southhaven              1,288,328       4,823,353         6,111,681         1,763,432       1984 (C)     Feb. 1987      40 years
  Southhaven, MS
Town West               1,932,491       3,346,872         5,279,363         1,247,764       1985         May 1987       40 years
  Indianapolis, IN
Westbird                1,568,544       8,653,578        10,222,122         2,452,045       1977         Dec. 1986      40 years
  Miami, FL
Winery Square           4,093,236       8,614,209        12,707,445         3,044,552       1987         Dec. 1987      40 years
  Fairfield, CA
Mountain View           2,532,603       8,211,700        10,744,303         2,682,393       1987         July 1988      40 years
  Village
  Shellville, GA
Forest Park Square      2,026,908       7,766,752         9,793,660         2,490,194       1988         May 1989       40 years
  Cincinnati, OH
Kokomo Plaza              687,128       6,721,949         7,409,077         2,121,426       1988         May 1989       40 years
  Kokomo, IN
Rolling Hills Square    2,956,872       3,588,232         6,545,104           519,255       1980         Oct. 1997      30.5 years
  Tucson, AZ
Mountain Park Plaza     3,355,398       3,238,764         6,594,162           242,324       1988         Oct. 1997      31.2 years
  Atlanta, GA
Applewood Centre        1,795,469       4,570,478         6,365,947           592,535       1989         Oct. 1997      33.1 years
  Omaha, NE
Birdneck Center           469,227       2,930,134         3,399,361           351,061       1987 (G)     Dec. 1997      40 years
  Virginia Beach, VA

The Market Place          810,910       5,131,767         5,942,677           500,505       1989         Dec. 1997      40 years
  Newton, NC
Barclay Place             573,079       3,820,345         4,393,424           361,307       1974 (J)     Mar. 1998      40 years
  Lakeland, FL
The Village At            940,193       5,758,084         6,698,277           534,806       1991         Apr. 1998      40 years
  Waterford
  Midlothian, VA
Governor's Square       1,220,408       8,804,838        10,025,246           908,998       1960 (K)     May 1998       40 years
  Montgomery, AL
Marion City               765,950       4,756,019         5,521,969           429,037       1988         June 1998      40 years
  Square
  Marion, NC
Dunlop Village            751,518       4,670,105         5,421,623           394,091       1986         Sep. 1998      40 years
  Colonial Heights,
  VA

                                                                              COST CAPITALIZED
                                                                               SUBSEQUENT TO
                                       INITIAL COST TO PARTNERSHIP (F)          ACQUISITION         PURCHASE PRICE ADJUSTMENTS (E)
                                       -------------------------------        ----------------      ------------------------------
                        ENCUM-                            BUILDINGS AND                                              BUILDINGS AND
                        BRANCES           LAND            IMPROVEMENTS          IMPROVEMENTS           LAND          IMPROVEMENTS
                      ----------       -----------        -------------         ------------        ----------       -------------
Centre Stage               (H)         1,052,698           6,305,930                   0                   0              336,999
  Springfield, TN
White Oaks Plaza             0         1,237,309           7,445,072                   0                   0                    0
  Spindale, NC
Cape Henry                 (H)           587,486           3,548,028                   0                   0               47,549
  Virginia Beach,
  VA
Emporia West               (H)           435,001           2,679,059                   0                   0               62,815
  Emporia, KS
Oxford Mall          6,290,934         1,289,377           7,745,666                   0                   0              161,989
  Oxford, MS
Southgate           10,664,906         2,269,668          13,391,965                   0                   0              327,236
  Heath, OH
Crossroads East            (H)           721,798           4,273,252                   0                   0                    0
  Columbus, OH
                    ----------        ----------         -----------           ---------            --------            ---------

                   $66,472,605       $39,939,526        $154,671,291          $1,741,805           $ 327,510           $5,935,184
                    ==========        ==========         ===========           =========            ========            =========

                                                                                                                        LIFE ON
                                                                                                                         WHICH
                                   GROSS AMOUNT AT WHICH                                                              DEPRECIATION
                              CARRIED AT CLOSE OF PERIOD (D)                                                            IN LATEST
                      ---------------------------------------------                                                      INCOME
                                     BUILDINGS AND                        ACCUMULATED       YEAR OF        DATE        STATEMENT
                         LAND        IMPROVEMENTS          TOTAL         DEPRECIATION     CONSTRUCTION   ACQUIRED     IS COMPUTED
                      -----------     -----------       -----------      ------------     ------------   ---------    ------------
Centre Stage            1,037,737       6,554,408         7,592,145           577,390       1989         Sep. 1998      40 years
  Springfield, TN
White Oaks Plaza        1,237,309       4,945,073         6,182,382           620,190       1988         Sep. 1998      40 years
  Spindale, NC
Cape Henry                587,486       3,653,908         4,241,394           304,054       1986         Sep. 1998      40 years
  Virginia Beach,
  VA
Emporia West              435,001       2,746,749         3,181,750           224,890       1980         Nov. 1998      40 years
  Emporia, KS
Oxford Mall             1,289,377       7,907,656         9,197,033           632,083       1982         Nov. 1998      40 years
  Oxford, MS
Southgate               2,269,668      14,270,142        16,539,810         1,107,087       1962 (L)     Dec. 1998      40 years
  Heath, OH
Crossroads East           721,798       4,273,252         4,995,050           329,304       1984 (M)     Dec. 1998      40 years
  Columbus, OH         ----------     -----------       -----------        ----------

                      $42,041,873    $161,165,742      $203,207,615       $31,851,076
                       ==========     ===========       ===========        ==========

(A)  Renovated and expanded in 1985.

(B)  Expanded and remodeled from 1983 through 1985.

(C) Expanded in 1986.

(D)  Aggregate cost for federal income tax purposes is $185,422,823.

(E) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Company.

(F)  Included in buildings and improvements are acquisition fees.

(G)  Expanded in 1997.

(H) This shopping center is part of a pool of assets collateralizing the Credit Facility which has an outstanding balance of $43,193,000 at December 31, 2001.

(J)  Renovated and expanded in 1988.

(K)  Developed and renovated in four phases from 1960 through 1990.

(L)  Renovated in 1984 and from 1996 through 1997.

(M)  Renovated from 1996 through 1997.

     Reconciliation of Real Estate Owned:

                                                    2001                2000                 1999
                                                 -----------         ------------         -----------
  Balance at beginning of period:               $202,615,322         $196,037,997        $194,144,910
     Acquisitions                                  1,790,284              557,823             714,293
     Dispositions                                 (2,131,160)             (46,077)                  0
     Improvements                                  3,628,987            6,227,319           1,753,345
     Write-off of improvements                    (2,695,818)            (161,740)           (574,551)
                                                 -----------         ------------         -----------
  Balance at close of period:                   $203,207,615         $202,615,322        $196,037,997
                                                 ===========          ===========         ===========

  Reconciliation of Accumulated Depreciation:
                                                    2001                2000                 1999
                                                 -----------         ------------         -----------
  Balance at beginning of period:               $ 27,458,593          $23,253,033        $ 19,268,330
     Depreciation Expense                          4,800,037            4,338,565           4,114,002
     Write-off of accumulated depreciation
       on improvements                              (407,554)            (133,005)           (129,299)
                                                 -----------         ------------         -----------
  Balance at close of period:                    $31,851,076         $ 27,458,593        $ 23,253,033
                                                 ===========          ===========         ===========