Form 10-Q
period 2002-03-31
AEGIS REALTY INC
filed 2002-05-15
CIK 1043324

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 1-13239

                               AEGIS REALTY, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)



        Maryland                                         13-3916825
----------------------------------                   ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



625 Madison Avenue, New York, New York                    10022
----------------------------------------                -----------
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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                            MARCH 31,       DECEMBER 31,
                                                                                 2002             2001
                                                                        ----------------- -----------------
                                                                           (Unaudited)
ASSETS
Real estate, net                                                            $    172,105      $     171,357
Investment in partnerships                                                         5,431              5,475
Loans receivable from affiliate                                                    2,283              2,289
Cash and cash equivalents                                                          3,277              2,917
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $423,000 and $378,000,
   respectively                                                                    2,855              3,005
Deferred costs, net                                                                3,964              4,086
Other assets                                                                       1,485                909
                                                                            ------------      -------------
   TOTAL ASSETS                                                             $    191,400      $     190,038
                                                                            ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable                                                            $     67,558      $      66,148
   Accounts payable and other liabilities                                          4,307              3,768
   Distributions payable                                                           2,291              2,116
                                                                            ------------      -------------

   TOTAL LIABILITIES                                                              74,156             72,032
                                                                            ------------      -------------

Minority interest of unitholders in the
   Operating Partnership                                                           6,185              6,235
                                                                            ------------      -------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
   Common stock; $.01 par value;
      50,000,000 shares authorized; 8,054,631 shares
      issued and 8,052,847 shares outstanding
      in 2002 and 2001                                                                80                 80
   Additional paid in capital                                                    125,399            125,379
   Distributions in excess of net income                                         (14,420)           (13,688)
                                                                            ------------      -------------

   TOTAL STOCKHOLDERS' EQUITY                                                    111,059            111,771
                                                                            ------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    191,400      $     190,038
                                                                            ============      =============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                ---------------------------------
                                                                                      2002                 2001
                                                                                ---------------------------------
Revenues:
   Rental income                                                                $       5,110       $       4,996
   Tenant reimbursements                                                                1,444               1,252
   Early lease termination                                                                  -                  14
   Income from equity investments                                                          97                  96
   Interest income                                                                         63                 130
   Other                                                                                   30                  28
                                                                                -------------       -------------
   Total revenues                                                                       6,744               6,516
                                                                                -------------       -------------

Expenses:

   Repairs and maintenance                                                                559                 404
   Operating                                                                              483                 347
   Real estate taxes                                                                      646                 620
   Interest                                                                               860               1,274
   Management fees                                                                        616                 630
   General and administrative                                                             187                 252
   Depreciation and amortization                                                        1,521               1,453
   Other                                                                                  363                 246
                                                                                -------------       -------------
   Total expenses                                                                       5,235               5,226
                                                                                -------------       -------------

Income before minority interest                                                         1,509               1,290

Minority interest in income of
   the Operating Partnership                                                             (134)               (112)
                                                                                -------------       -------------


Net income                                                                      $       1,375       $       1,178
                                                                                =============       =============
Net income per share:

   Basic                                                                        $         .17       $         .15
                                                                                =============       =============
   Diluted                                                                      $         .17       $         .15
                                                                                =============       =============

Weighted average shares
   outstanding:
   Basic                                                                            8,054,036           8,050,487
                                                                                =============       =============
   Diluted                                                                          8,066,562           8,050,487
                                                                                =============       =============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                            (Dollars in thousands)

                                   (Unaudited)

                                  COMMON STOCK             ADDITIONAL    DISTRIBUTIONS
                           ---------------------------      PAID-IN      IN EXCESS OF
                             SHARES           AMOUNT        CAPITAL       NET INCOME      TOTAL
                           -----------    ------------     ----------    -------------  ----------
Balance at
   January 1, 2002          8,052,847      $       80      $125,379      $(13,688)      $111,771

Net income                                                                  1,375          1,375
Issuance of shares of
   common stock                 1,784                            20                           20
Distributions                                                              (2,107)       (2,107)
                            ---------      ----------      --------      --------       --------
Balance at
   March 31, 2002           8,054,631      $       80      $125,399      $(14,420)      $111,059
                            =========      ==========      ========      ========       ========


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                           --------------------------------------
                                                                                    2002                2001
                                                                           -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $      1,375         $      1,178
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                       1,531                1,393
   Minority interest in income of
      the Operating Partnership                                                          134                  112
   Distributions from equity investments
      in excess of income                                                                 33                   33
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                                                           105                  563
   Allowance for doubtful accounts                                                        45                   55
   Other assets                                                                         (486)                (148)
   Due to Advisor and affiliates                                                         (69)                 421
   Accounts payable and other liabilities                                                539                  162
   Leasing commissions and costs                                                        (159)                 (59)
                                                                                ------------         ------------
   Net cash provided by operating activities                                           3,048                3,710
                                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Improvements to real estate                                                        (1,945)                (889)
   Dispositions (acquisitions) of real estate                                              -                  100
   Increase in deferred acquisition expenses                                               -                 (157)
   Repayments of loans receivable from affiliate                                           6                    6
   Principal payments received on mortgage loans                                           -                    9
                                                                                ------------         ------------

   Net cash used in investing activities                                              (1,939)                (931)
                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable                                                         1,500                1,500
   Periodic repayments of notes payable                                                  (89)                 (82)
   Distributions paid to stockholders                                                 (1,933)              (1,932)
   Increase in deferred loan costs                                                       (43)                 (10)
   Distributions paid to minority interest                                              (184)                (184)
                                                                                ------------         ------------
   Net cash used in financing activities                                                (749)                (708)
                                                                                ------------         ------------

           See accompanying notes to consolidated financial statements

                                                                                   THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                           --------------------------------------
                                                                                    2002                2001
                                                                           -----------------   ------------------
Net increase in cash and cash equivalents                                                360                2,071

Cash and cash equivalents at the beginning of
   the period                                                                          2,917                1,474
                                                                               -------------          -----------


Cash and cash equivalents at the end of the period                             $       3,277          $     3,545
                                                                               =============          ===========


SUPPLEMENTAL INFORMATION:


   Interest paid                                                               $         861          $     1,010
                                                                               =============          ===========















           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - GENERAL

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of March 31, 2002, the Company owned a portfolio of 28 retail properties containing a total of approximately 3.0 million gross leaseable square feet and held partnership interests in two suburban garden apartment properties.

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

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at March 31, 2002. At March 31, 2002, 5.54% of the OP Units are held by the sellers of three of the retail properties and 3.15% were held by affiliates of Related.

During 2001, the Company announced it had terminated a planned acquisition of the assets of PO'B Montgmery & Company (POB).

In light of the decision to terminate the acquisition of POB, the Company, at the direction of the Board of Trustees, has retained Robertson Stephens to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiary partnerships.

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Com-pany as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management believes the implementation of SFAS No. 143 will not have a material impact on the financial statements.

In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statements did not have a material impact on the Company's financial statements.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2 - REAL ESTATE

The components of real estate are as follows:

                                                                             MARCH 31,       DECEMBER 31,
                                                                              2002               2001
                                                                        ----------------- -----------------
Land                                                                        $ 42,041,873       $ 42,041,873
Buildings and improvements                                                   163,058,080        161,165,742
                                                                             -----------        -----------
                                                                             205,099,953        203,207,615
Less:  Accumulated depreciation                                              (32,994,688)       (31,851,076)
                                                                             -----------        -----------


                                                                            $172,105,265       $171,356,539
                                                                             ===========        ===========

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at March 31, 2002. However, the carrying value of certain properties may be in excess of their fair value as of such date.

NOTE 3 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                                             MARCH 31,       DECEMBER 31,
                                                                              2002               2001
                                                                        ----------------- -----------------
Deferred loan costs                                                        $   3,551,340      $   3,508,151
Deferred leasing commissions and costs                                         3,434,745          3,330,350
                                                                            ------------       ------------
                                                                               6,986,085          6,838,501

Less:  Accumulated amortization                                               (3,022,245)        (2,752,725)
                                                                            ------------       ------------


                                                                           $   3,963,840      $   4,085,776
                                                                            ============       ============

NOTE 4 - NOTES PAYABLE

As of March 31, 2002 and December 31, 2001, the Company had notes payable with outstanding balances totaling $67,558,441 and $66,147,599, respectively. Further information regarding the notes is as follows:

                                                                                                                      COLLATERAL/
                       DATE OF                       MONTHLY                                                           CARRYING
                        NOTE/                        PAYMENT       OUTSTANDING        OUTSTANDING      BALLOON         VALUE AT
                      MATURITY        INTEREST     OF PRINCIPAL      BALANCE            BALANCE        PAYMENT/        MARCH 31,
NOTEHOLDER              DATE           RATE        AND INTEREST     AT 3/31/02        AT 12/31/01      DUE DATE          2002
----------            --------        --------     ------------    -----------        -----------      --------       -----------
(a)                   12/29/97        (b)          Interest        $44,693,000(c)     $43,193,000(c)                  (d)
                      12/29/03                     only

Heller                6/24/97 (e)     8.50%        $19,992           2,489,862          2,496,829       $2,307,314    Barclay Place/
  Financial, Inc.     7/1/07                                                                            7/1/07        $ 3,776,212

Nomura                10/28/97 (f)    7.54%        $33,130           3,659,551          3,689,580                     Village At
  Asset Capital       11/11/22                                                                                        Waterford/
  Corporation                                                                                                         $ 6,126,165

Chase Bank            12/16/96 (g)    8.875%       $51,717           6,208,918          6,226,054       $5,808,553    Oxford Mall/
                      1/1/07                                                                            1/1/07        $ 8,513,148

Merrill Lynch         9/18/97 (h)     7.73%        $79,509          10,507,110         10,542,136       $9,634,530    Southgate/
  Credit              10/1/07                                       ----------         ----------       10/1/07       $15,326,346
  Corporation

                                                                   $67,558,441        $66,147,599
                                                                    ==========         ==========

(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

In connection with the Credit Facility, the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. In connection with the Company's quarterly covenant compliance certification since the second quarter of 2001 and through the current period, the Company was in compliance with all but one of these covenants. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such periods. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. As a result, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note
1). The Company received a permanent waiver on this covenant from each of the syndicate banks of the Credit Facility for each of the quarters' of non-compliance.

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 1.88% at March 31, 2002.

(c) Outstanding balance of an $80 million senior revolving credit facility ("Credit Facility").

(d) The Credit Facility was collateralized at March 31, 2002 by nineteen Retail Properties and one investment in a partnership with carrying values of $108,089,997 and $4,813,933, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

(e) Note was assumed upon purchase by the Company on March 30, 1998 of the property collateralizing the note.

(f) Note was assumed upon purchase by the Company on April 22, 1998 of the property collateralizing the note.

(g) Note was assumed upon purchase by the Company on November 24, 1998 of the property collateralizing the note.

(h) Note was assumed upon purchase by the Company on December 9, 1998 of the property collateralizing the note .

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of March 31, 2002 and December 31, 2001, 10,204 and 8,420 shares, respectively, having an aggregate value at the date of issuance of $105,000 and $85,000, respectively, have been issued to the Company's two independent directors as compensation for their services. For the three months ended March 31, 2002, the dilutive effect, calculated using the treasury stock method, of the 241,522 stock options granted August 12, 2001, was 6,140 shares.

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

The costs incurred to related parties for the three months ended March 31, 2002 and 2001 were as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                ---------------------------------
Expense reimbursements                                                          $      70,112       $      70,112
Property management fees                                                              303,288             317,845
Leasing commissions and costs                                                         164,033              78,469
Asset management fees                                                                 188,986             193,087
                                                                                 ------------        ------------

                                                                                $     726,419       $     659,513
                                                                                 ============        ============


NOTE 7 - EARNINGS PER SHARE

Basic and diluted net income per share in the amount of $.17 and $.15 for the three months ended March 31, 2002 and 2001, respectively, equals net income for the period of $1,375,437 and $1,178,039, respectively, divided by the weighted average number of shares outstanding for the periods (8,054,036 and 8,050,487, respectively for the basic earnings per share and 8,066,562 and 8,050,487, for the diluted earnings per share).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at March 31, 2002 and 2001 into an additional 765,780 shares of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENT

In May 2002, K-Mart notified the Company it closed its store located in the Centre Stage Shopping Center in Springfield, Tennessee.

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

In light of the decision to terminate the proposed acquisition of PO'B Montgomery, Inc., the Board of Directors has instructed management to focus on pursuing the sale of the Company or its assets. In this regard, management has retained Robertson Stephens to assist in developing an appropriate marketing strategy. If acceptable values cannot be achieved, the Board of Directors will then pursue alternative transactions with the goal of maximizing stockholder value.

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

(ii) 45% of total revenues for the three months ended March 31, 2002 were earned from shopping center anchor tenants which are national and/or credit tenants.

(iii) No single asset accounts for more than 8% of total revenues for the three months ended March 31, 2002.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

During the three months ended March 31, 2002, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $360,000. This increase was primarily due to cash provided by operating activities, $3,048,000 and net proceeds from notes payable, $1,411,000, which exceed improvements to real estate ($1,945,000), distributions paid to stockholders, ($1,933,000) and distributions paid to minority interest ($184,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $1,531,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. The tenant is currently in arrears as it relates to a contractual increase in minimum rent of $.10 per square foot per year (approximately $4,200 per year). The aggregate arrears as of March 31, 2002 is $21,987. With the exception of this amount, the tenant continues to fully abide by all aspects of its lease which will expire in September 2006. The Company is currently negotiating, with Safeway, final terms which would enable Safeway to buy-out and terminate its lease.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix. The former A&P space has been demolished and is under reconstruction as of March 31, 2002. The Company's estimated cost to reconstruct this space is $3,500,000 (prior to tenant reimbursement of approximately $650,000) of which approximately $1,300,000 was paid in 2001. Publix is expected to take occupancy of the new space in July 2002.

(iii) White Oaks Plaza shopping center, located in Spindale, NC, was deemed to be impaired. The Company determined that it needed to analyze this property for potential impairment due to three anchors vacating their spaces and increased competition in the surrounding area. Two of these anchors, Walmart and Winn Dixie, are still paying rent and are current in their rent payments. Using undiscounted cash flows compared to the book value of approximately $6.2 million resulted in a deficit, indicating impairment. The Company recognized a loss on impairment of $2.5 million during the fourth quarter of 2001, resulting from comparing discounted cash flows (at a market discount rate for this type of property) to the book value.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000 but the original lessee is still obligated to pay rent. The lessee stopped paying rent in April 2001 and has been in default since that date. The Company has reserved 50% of the outstanding balance of $127,450 at March 31, 2002.

(v) Food Lion, located in Barclay Place, closed their store in December 2000. They are still obligated to pay rent through the expiration of its lease. To date, Food Lion is current with all rent payments.

(vi) The Company has been notified that K-Mart, which has filed for bankruptcy, has closed its store located in the Centre Stage Shopping Center in Springfield, Tennessee. The store has approximately 86,479 square feet of gross leasable area and represents approximately $397,000 in annualized base rent. Rental payments are current and K-Mart is continuing to pay rent; however, the Company cannot currently assess how the closing of the store will affect 2002 operating results until more details are provided by K-Mart.

In connection with the Credit Facility (Note 4), the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. In connection with the Company's quarterly covenant compliance certification since the second quarter of 2001 and through the current period, the Company was in compliance with all but one of these covenants. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such period. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. As a result, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note
1). The Company received a permanent waiver on this covenant from each of the syndicate banks of the Credit Facility for each of the quarters of non-compliance.

In May 2002, a distribution of $1,933,111 ($.24 per share), which was declared in March 2002, was paid to the stockholders from cash flow from operations for the quarter ended March 31, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

Rental income increased approximately $114,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to the increase of minimum rent for Southgate, Rolling Hills, Governors Square and Westbird and minimum unrealized straight line rent for Rolling Hills, Oxford and Southgate.

Tenant reimbursements increased approximately $192,000 for the three months ended March 31, 2002 as compared to 2001 due to the increase of the reimbursements of common charges at Westbird, Winery Square, Governors Square and Rolling Hills and the reimbursements of insurance for Pablo Plaza, Birdneck, Winery Square and Cape Henry.

Interest income decreased approximately $67,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to the repayment of the Woodgate mortgage loan in April 2001.

Repairs and maintenance increased approximately $155,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to an increase in miscellaneous maintenance costs of Westbird and Waterford and painting costs at White Oak Plaza and Crossroads.

Operating expenses increased approximately $136,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to the unamortized lease costs of Marketplace, Southgate and Waterford and the legal expenses of Pablo Plaza and Waterford.

Interest expense decreased approximately $414,000 for the three months ended March 31, 2002 as compared to 2001, primarily due to the lower interest rate of the Credit Facility.

Other expenses increased approximately $117,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to the increase in insurance premiums of Pablo Plaza, Westbird, Birdneck and Cape Henry.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds from operations ("FFO"), represents income (or loss) before minority interest (computed in accordance with accounting principles generally accepted in the United States) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $46,432 and $15,426 for the three months ended March 31, 2002 and 2001, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements for the applicable periods, and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating perform-ance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three months ended March 31, 2002 and 2001 are summarized in the following table:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         2002             2001
                                                                                     ----------------------------
Income before minority interest                                                      $ 1,509,550      $ 1,289,783
Depreciation and amortization of real property                                         1,333,306        1,283,279
Depreciation and amortization from equity investments                                     60,740           60,362
                                                                                      ----------       ----------

Funds From Operations ("FFO")                                                          2,903,596        2,633,424

Amortization of deferred financing costs                                                 197,965          183,924
Principal payments received on mortgage loans                                                  -            9,365
Straight-lining of property rentals for rent escalations                                 (46,432)         (15,426)
Improvements to real estate                                                           (1,944,916)        (889,033)
Principal repayments on notes payable                                                    (89,158)         (82,650)
Leasing commissions and costs                                                           (144,261)         (39,272)
                                                                                      ----------       ----------

Funds Available for Distribution ("FAD")                                             $   876,794      $ 1,800,332
                                                                                      ==========       ==========
Distributions to stockholders and minority interest                                  $ 2,116,471      $ 2,116,061
                                                                                      ==========       ==========
FFO payout ratio                                                                           72.9%            80.4%
                                                                                      ==========       ==========

Cash flows from:
Operating activities                                                                 $ 3,047,829      $ 3,710,131
                                                                                      ==========       ==========
Investing activities                                                                 $(1,938,780)     $  (931,163)
                                                                                      ==========       ==========
Financing activities                                                                 $  (748,817)     $  (708,377)
                                                                                      ==========       ==========

Weighted average common shares and OP Units outstanding
   Basic                                                                               8,822,816        8,819,267
                                                                                      ==========       ==========

   Diluted                                                                             8,832,342        8,819,267
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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of March 31, 2002, approximately 35% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $44,693,000 outstanding under the Credit Facility at March 31, 2002, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $447,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $894,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Management may engage in such hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Part 1. Financial Statements - Note 8 which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Michael Wirth has resigned his position as Chief Financial Officer of the Company effective May 15, 2002, in order to pursue other endeavors. The Company has begun a search for a new CFO and anticipates that the position will be filled within 90 days. In the interim, Alan Hirmes, the Senior Vice President of the Company, will function as the CFO.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)



Date:  May 15, 2002             By: /s/ Stuart J. Boesky
                                    --------------------
                                    Stuart J. Boesky
                                    Director, Chairman of the
                                    Board, President and
                                    Chief Executive Officer




Date:  May 15, 2002             By: /s/ Michael I. Wirth
                                    --------------------
                                    Michael I. Wirth
                                    Chief Financial Officer