Form 10-Q
period 2002-06-30
AEGIS REALTY INC
filed 2002-08-14
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2002


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock,  $.01 par value,  8,052,847 shares  outstanding at August 13,
2002

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                     ============ ============
                                                        June 30,   December 31,
                                                          2002        2001
                                                     ------------ ------------
                                                     (Unaudited)
ASSETS
Real estate, net                                      $   174,224  $   171,357
Investment in partnerships                                  5,381        5,475
Loans receivable from affiliate                             2,277        2,289
Cash and cash equivalents                                   3,956        2,917
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $455,000 and $378,000,
   respectively                                             2,869        3,005
Deferred costs, net                                         3,869        4,086
Other assets                                                1,253          909
                                                      -----------  -----------

   Total Assets                                       $   193,829  $   190,038
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable                                      $    68,471  $    66,148
   Accounts payable and other liabilities                   5,724        3,768
   Distributions payable                                    2,349        2,116
                                                      -----------  -----------

   Total Liabilities                                       76,544       72,032
                                                      -----------  -----------

Minority interest of unitholders in the
   Operating Partnership                                    6,196        6,235
                                                      -----------  -----------

Commitments and Contingencies

Stockholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,054,631 shares
     issued and 8,052,847 shares outstanding
     in 2002 and 2001                                          80           80
   Additional paid in capital                             125,399      125,379
   Distributions in excess of net income                  (14,390)     (13,688)
                                                      -----------  -----------

   Total Stockholders' Equity                             111,089      111,771
                                                      -----------  -----------
   Total Liabilities and Stockholders' Equity         $   193,829  $   190,038
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                 =====================    =====================
                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    2002        2001         2002        2001
                                 ---------------------    ---------------------
Revenues:

   Rental income                 $   5,117   $   4,992    $  10,227   $   9,988
Tenant reimbursements                1,334       1,171        2,778       2,423
Early lease termination                735           3          735          17
Income from equity investments          82          63          179         159
Interest income                         64         461          127         590
Other                                   39          39           69          68
                                 ---------   ---------    ---------   ---------
Total revenues                       7,371       6,729       14,115      13,245
                                 ---------   ---------    ---------   ---------

Expenses:

Repairs and maintenance                503         414        1,062         818
Operating                              330         325          813         672
Real estate taxes                      627         626        1,273       1,245
Interest                               876       1,155        1,736       2,429
Management fees                        639         589        1,255       1,220
General and administrative             232         189          419         440
Depreciation and amortization        1,589       1,516        3,110       2,970
Terminated transaction costs            --       2,326           --       2,326
Other                                  359         251          722         497
                                 ---------   ---------    ---------   ---------
Total expenses                       5,155       7,391       10,390      12,617
                                 ---------   ---------    ---------   ---------

Income before minority interest      2,216        (662)       3,725         628

Minority interest in income of
   the Operating Partnership          (195)         58         (329)        (54)
                                 ---------   ---------    ---------   ---------

Net income (loss)                $   2,021   $    (604)   $   3,396   $     574
                                 =========   =========    =========   =========

Net income (loss) per share:

   Basic                         $     .25   $    (.08)   $     .42   $     .07
                                 =========   =========    =========   =========
   Diluted                       $     .25   $    (.08)   $     .42   $     .07
                                 =========   =========    =========   =========

Weighted average shares
   outstanding:

   Basic                         8,054,631   8,051,141    8,054,335   8,050,816
                                 =========   =========    =========   =========
   Diluted                       8,069,037   8,051,141    8,068,228   8,050,816
                                 =========   =========    =========   =========

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                       Common Stock         Additional    Distributions
                                  ----------------------     Paid-in      in Excess of
                                    Shares      Amount       Capital       Net Income        Total
                                  ---------   ----------   -----------    ------------    -----------
Balance at
   January 1, 2002                8,052,847   $       80   $   125,379    $    (13,688)   $   111,771

Net income                                                                       3,396          3,396
Issuance of shares of
   common stock                       1,784                         20                             20
Distributions                                                                   (4,098)        (4,098)
                                  ---------   ----------   -----------    ------------    -----------

Balance at
   June 30, 2002                  8,054,631   $       80   $   125,399    $    (14,390)   $   111,089
                                  =========   ==========   ===========    ============    ===========

          See accompanying notes to consolidated financial stat6ements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                     =========================
                                                          Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                          2002        2001
                                                     ------------ ------------

Cash flows from operating activities:
Net income                                           $      3,396 $        574
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                            3,131        2,944
   Minority interest in income of
     the Operating Partnership                                329           54
   Distributions from equity investments
     in excess of income                                       74          101
   Terminated transaction costs                                --        2,326
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                                 60          760
   Allowance for doubtful accounts                             76           --
   Other assets                                              (264)         (96)
   Due to Advisor and affiliates                              (60)         449
   Accounts payable and other liabilities                   1,956           40
   Leasing commissions and costs                             (275)        (253)
                                                     ------------ ------------

   Net cash provided by operating activities                8,423        6,899
                                                     ------------ ------------

Cash flows from investing activities:
   Improvements to real estate                             (5,296)      (1,599)
   Increase in deferred acquisition expenses                   --         (939)
   Repayments of loans receivable from affiliate               12           11
   Principal payments received on mortgage loans               --        3,217
                                                     ------------ ------------

   Net cash used in investing activities                  ( 5,284)         690
                                                     ------------ ------------

Cash flows from financing activities:
   Proceeds from notes payable                              2,500        1,500
   Periodic repayments of notes payable                      (177)        (164)
   Distributions paid to stockholders                      (3,866)      (3,864)
   Increase in deferred loan costs                           (189)          (3)
   Distributions paid to minority interest                   (368)        (367)
                                                     ------------ ------------

   Net cash used in financing activities                   (2,100)      (2,898)
                                                     ------------ ------------

           See accompanying notes to consolidated financial statements
                                  (continued)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                     =========================
                                                          Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                          2002        2001
                                                     ------------ ------------

Net increase in cash and cash equivalents                   1,039        4,691

Cash and cash equivalents at the beginning of
   the period                                               2,917        1,474
                                                     ------------ ------------

Cash and cash equivalents at the end of the period   $      3,956 $      6,165
                                                     ============ ============

Supplemental information:
   Interest paid                                     $      1,740 $      2,221
                                                     ============ ============

           See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 1 - General

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of June 30, 2002, the Company owned a portfolio of 28 retail properties containing a total of approximately 3.0 million gross leaseable square feet and held partnership interests in two suburban garden apartment properties.

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

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at June 30, 2002. At June 30, 2002, 5.54% of the OP Units are held by the sellers of three of the retail properties and 3.15% were held by affiliates of Related.

During 2001, the Company announced it had terminated a planned acquisition of the assets of PO'B Montgomery & Company (POB).

In light of the decision to terminate the acquisition of POB, the Company, at the direction of the Board of Trustees, has retained Robertson Stephens to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale. While FleetBoston Financial announced a decision to wind down the investment banking operations of Robertson Stephens, a small group of employees, including the team assigned to the Company, will continue with the firm during a transition period, and will continue to advise the Company.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiary partnerships.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (effective for fiscal years beginning or transactions occurring after May 15, 2002). SFAS No. 145 rescinds certain authoritative pronouncements and amends, clarifies or describes the applicability of others. Management does not believe the implementation of SFAS 145 will have a material impact on the Company's financial statements.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


Note 2 - Real Estate

The components of real estate are as follows:

                                                        June 30,  December 31,
                                                          2002        2001
                                                     ------------ ------------
Land                                                 $ 42,041,156 $ 42,041,873
Buildings and improvements                            166,389,557  161,165,742
                                                     ------------ ------------
                                                      208,430,713  203,207,615
Less:  Accumulated depreciation                       (34,206,407) (31,851,076)
                                                     ------------ ------------

                                                     $174,224,306 $171,356,539
                                                     ============ ============

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at June 30, 2002. However, the carrying value of certain properties may be in excess of their fair value as of such date.


Note 3 - Deferred Costs

The components of deferred costs are as follows:

                                                        June 30,  December 31,
                                                          2002        2001
                                                     ------------ ------------
Deferred loan costs                                  $  3,697,491 $  3,508,151
Deferred leasing commissions and costs                  3,520,699    3,330,350
                                                     ------------ ------------
                                                        7,218,190    6,838,501

Less:  Accumulated amortization                        (3,348,701)  (2,752,725)
                                                     ------------ ------------

                                                    $   3,869,489 $  4,085,776
                                                     ============ ============

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


NOTE 4 - Notes Payable

As of June 30, 2002 and December 31, 2001, the Company had notes payable with outstanding balances totaling $68,470,540 and $66,147,599, respectively. Further information regarding the notes is as follows:

                                                                                                                  Collateral/
                   Date of                      Monthly                                                            Carrying
                    Note/                       Payment        Outstanding      Outstanding     Balloon            Value at
                  Maturity        Interest    of Principal      Balance at       Balance at     Payment/            June 30,
Noteholder           Date           Rate      and Interest    June 30, 2002  December 31, 2001  Due Date              2002
----------        ----------      ---------   ------------    -------------  -----------------  ---------        --------------

(a)               12/29/97         (b)          Interest      $45,693,000(c)   $43,193,000(c)                      (d)
                  12/29/03                      only

Heller            6/24/97  (e)     8.50%        $19,992         2,482,746        2,496,829     $2,307,314        Barclay Place/
  Financial, Inc. 7/1/07                                                                           7/1/07        $  3,966,569

Nomura            10/28/97 (f)     7.54%        $33,130         3,629,723        3,689,580                       Village At
  Asset Capital   11/11/22                                                                                       Waterford/
  Corporation                                                                                                    $  6,088,837

Chase Bank        12/16/96 (g)     8.875%       $51,717         6,191,398        6,226,054     $5,808,553        Oxford Mall/
                  1/1/07                                                                           1/1/07        $  8,461,315

Merrill Lynch     9/18/97  (h)     7.73%        $79,509        10,473,673       10,542,136     $9,634,530        Southgate/
                                                              -----------      -----------        10/1/07        $ 15,218,611
  Credit          10/1/07
  Corporation
                                                              $68,470,540      $66,147,599
                                                              ===========      ===========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

In connection with the Credit Facility, the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. Since the second quarter of 2001, through the current quarter, the Company was in compliance with all covenants pertaining to this Credit Facility except one. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such periods. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. As a result, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a permanent waiver of this covenant from each of the syndicate banks of the Credit Facility for each of the quarters' of non-compliance.

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 1.82% at June 30, 2002.

(c) Outstanding balance of an $80 million senior revolving credit facility ("Credit Facility").

(d) The Credit Facility was collateralized at June 30, 2002 by nineteen Retail Properties and one investment in a partnership with carrying values of $109,525,900 and $4,781,251, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

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


Note 5 - Common Stock and Stock Options

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of June 30, 2002 and December 31, 2001, 10,204 and 8,420 shares, respectively, having an aggregate value at the date of issuance of $105,000 and $85,000, respectively, have been issued to the Company's two independent directors as compensation for their services. For the six months ended June 30, 2002, the dilutive effect, calculated using the treasury stock method, of the 241,522 stock options granted August 12, 2001, was 6,140 shares.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

The Company's Retail Properties are managed by RCC Property Advisors (the "Property Manager"), an affiliate of the Advisor, (i) for a fee equal to 4.5% of the gross rental receipts from the Retail Properties, which is competitive with such fees paid in the areas in which the properties are located; and (ii) in connection with asset sales if the new owner terminates the property management agreement, a fee equal to 1% of gross sales price. The Property Manager also receives standard leasing commissions for space leased to new tenants and for lease renewals and is reimbursed for certain expenses.

The costs incurred to related parties for the three and six months ended June 30, 2002 and 2001 were as follows:

                                ======================   =======================
                                   Three Months Ended       Six Months Ended
                                       June 30,                  June 30,
                                ----------------------   -----------------------
                                   2002        2001         2002         2001
                                ----------------------   -----------------------

Expense reimbursements          $  69,731   $   71,526   $  139,843   $  141,638
Property management fees          322,023      279,453      625,311      597,298
Leasing commissions and costs      97,948      113,223      261,981      191,692
Asset management fees             191,085      190,900      380,071      383,987
                                ---------   ----------   ----------   ----------

                                $ 680,787   $  655,102   $1,407,206   $1,314,615
                                =========   ==========   ==========   ==========


Note 7 - Earnings Per Share

Basic and diluted net income (loss) per share in the amount of $.25 and $(.08) and $.42 and $.07 for the three and six months ended June 30, 2002 and 2001, respectively, equals net income (loss) for the period of $2,020,697 and $(604,383) and $3,396,134 and $573,656, respectively, divided by the weighted average number of shares outstanding for the periods (8,054,631 and 8,051,141 and 8,054,335 and 8,050,816 respectively for the basic earnings per share and 8,069,037 and 8,051,141, and 8,068,228 and 8,050,816 for the diluted earnings per share).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at June 30, 2002 and 2001 into an additional 765,780 shares of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 8 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.


Note 9 - Subsequent Event

In August 2002, a distribution of $1,933,111 ($.24 per share), which was declared in June 2002, was paid to the stockholders from cash flow from operations for the quarter ended June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company requires long-term liquidity in order to invest in and maintain its portfolio of Retail Properties and other investments. To date, this long-term liquidity has come from proceeds from the Credit Facility, notes payable assumed upon the purchase of certain properties and the issuance of shares of the Company's Common Stock or OP Units in exchange for real estate. Although the Credit Facility may be increased, the Company's charter dictates leverage of no more than 50% of the Company's total market value. On a short-term basis, the Company requires funds to pay its operating expenses and those of the Retail Properties, to make improvements to the Retail Properties, pay its debt service and make distributions to its stockholders. The primary sources of the Company's short-term liquidity needs are the cash flow received from the Retail Properties.

In light of the decision to terminate the acquisition of POB, the Company, at the direction of the Board of Trustees, has retained Robertson Stephens to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale. While FleetBoston Financial announced a decision to wind down the investment banking operations of Robertson Stephens, a small group of employees, including the team assigned to the Company, will continue with the firm during a transition period, and will continue to advise the Company.

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

(ii) 47% of total revenues for the six months ended June 30, 2002 were earned from shopping center anchor tenants which are national and/or credit tenants.

(iii) No single asset accounts for more than 8% of total revenues for the six months ended June 30, 2002.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

During the six months ended June 30, 2002, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $1,039,000. This increase was primarily due to cash provided by operating activities, $8,423,000 and net proceeds from notes payable, $2,500,000, which exceed improvements to real estate ($5,296,000), distributions paid to stockholders, ($3,866,000) and distributions paid to minority interest ($368,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $3,131,000.

The Company anticipates that cash generated from operations will provide for all major repairs, replacements and tenant improvements on its real estate and will provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions.

The Company has the following problem assets which may adversely affect future operations and liquidity:

(i) Safeway, the anchor tenant of Cactus Village Shopping Center closed its facility in December 1991 due to poor sales. Other than a small arrearage for a contractual increase in minimum rent, the tenant has abided by all aspects of its lease, which was to expire in September 2006. After negotiations with the Company, Safeway terminated its lease in June 2002 upon payment of $750,000 to the Company.

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix. The former A&P space has been demolished and is under reconstruction as of June 30, 2002. The Company's cost to reconstruct this space totaled approximately $4,147,000 (prior to tenant reimbursement of approximately $662,000) of which approximately $1,300,000 was paid in 2001. Publix opened its new store to the public on July 11, 2002.

(iii) White Oaks Plaza shopping center, located in Spindale, NC, was deemed to be impaired in the 4th quarter of 2001. In reaching such decision, the Company determined that it needed to analyze this property for potential impairment due to three anchors vacating their spaces and increased competition in the surrounding area. Two of these anchors, Walmart and Winn Dixie, are still paying rent and are current in their rent payments. Using undiscounted cash flows compared to the book value of approximately $6.2 million resulted in a deficit, indicating impairment. The Company recognized a loss on impairment of $2.5 million during the fourth quarter of 2001, resulting from comparing discounted cash flows (at a market discount rate for this type of property) to the book value.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000 but the original lessee is still obligated to pay rent. The lessee stopped paying rent in April 2001 and has been in default since that date. The Company has reserved 50% of the outstanding balance of $136,783 at June 30, 2002 and has initiated legal proceedings. The Company feels its case is strong and will recover the full amount owed.

(v) Food Lion, located in Barclay Place, closed its store in December 2000. It is still obligated to pay rent through the expiration of its lease. To date, Food Lion is current with all rent payments.

(vi) The Company has been notified that K-Mart, which filed for bankruptcy, has closed its store located in the Centre Stage Shopping Center in Springfield, Tennessee and has rejected the lease as of June 29, 2002. The store has approximately 86,479 square feet of gross leasable area and represented approximately $397,000 in annualized base rent. K-Mart has paid rent through June 30, 2002. The Company is currently negotiating with a credit tenant who is expected to lease 50,000 square feet. No impairment is indicated at this time.

In connection with the Credit Facility (Note 4), the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. Since the second quarter of 2001, through the current quarter, the Company was in compliance with all convenants pertaining to this Credit Facility except one. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such period. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. As a result, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a permanent waiver of this covenant from each of the syndicate banks of the Credit Facility for each of the quarters of non-compliance.

In August 2002, a distribution of $1,933,111 ($.24 per share), which was declared in June 2002, was paid to the stockholders from cash flow from operations for the quarter ended June 30, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.


Results of Operations
---------------------

Rental income increased approximately $125,000 and $239,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to the increase of minimum rent at Southgate, Rolling Hills, Pablo Plaza and Westbird.

Tenant reimbursements increased approximately $163,000 and $355,000 for the three and six months ended June 30, 2002 as compared to 2001 due to the increase of the reimbursements of common charges at Westbird, Winery Square, Governors Square and Crossroads and the reimbursements of insurance for Pablo Plaza, Birdneck, Winery Square and Cactus Village.

Interest income decreased approximately $397,000 and $463,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to the repayment of the Woodgate mortgage loan in April 2001.

Repairs and maintenance increased approximately $89,000 and $244,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to an increase in miscellaneous maintenance costs of Westbird and Birdneck and painting costs at White Oak Plaza and Town West.

Operating expenses increased approximately $5,000 and $141,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to the write-off of unamortized lease costs of Marketplace, Southgate and Governors Square and the legal expenses of Pablo Plaza, Rolling Hills and Mountain Park.

Interest expense decreased approximately $279,000 and $693,000 for the three and six months ended June 30, 2002 as compared to 2001, primarily due to the lower interest rate of the Credit Facility.

Early lease termination increased approximately $718,000 for the six months ended June 30, 2002 as compared to 2001 due to the $750,000 lease settlement with Safeway at Cactus Village.


Funds from Operations and Funds Available for Distribution
----------------------------------------------------------

Funds from operations ("FFO"), represents income (or loss) before minority interest (computed in accordance with accounting principles generally accepted in the United States) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $43,799 and $(4,347) and $90,231 and $11,079 for the three and six months ended June 30, 2002 and 2001, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements for the applicable periods, and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and six months ended June 30, 2002 and 2001 are summarized in the following table:

                                ========================  ========================
                                  Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                ------------------------  ------------------------
                                   2002         2001          2002        2001
                                ------------------------  ------------------------
Income (loss) before minority
   interest                     $ 2,215,768  $  (661,891) $ 3,725,318  $   627,892
Depreciation and amortization
   of real property               1,378,800    1,338,914    2,712,106    2,622,193
Depreciation and amortization
   from equity investments           60,528       60,989      121,268      121,351
                                -----------  -----------  -----------  -----------

Funds From Operations ("FFO")     3,655,096      738,012    6,558,692    3,371,436

Amortization of deferred
   financing costs                  220,964      189,148      418,929      373,072
Principal payments received on
   mortgage loans                        --    3,207,855           --    3,217,220
Straight-lining of property
   rentals for rent escalations     (43,799)       4,347      (90,231)     (11,079)
Improvements to real estate      (3,351,840)    (710,404)  (5,296,756)  (1,599,437)
Principal repayments on notes
   payable                          (87,902)     (81,211)    (177,060)    (163,861)
Leasing commissions and costs      (107,783)     (54,375)    (252,044)     (93,647)
                                -----------  -----------  -----------  -----------

Funds Available for Distribution
   ("FAD")                      $   284,736  $ 3,293,372  $ 1,161,530  $ 5,093,704
                                ===========  ===========  ===========  ===========

Distributions to stockholders
   and minority interest        $ 2,174,864  $ 2,116,061  $ 4,465,658  $ 4,232,122
                                ===========  ===========  ===========  ===========


FFO payout ratio                      59.5%       286.7%        68.1%       125.5%
                                ===========  ===========  ===========  ===========

Cash flows from:
Operating activities            $ 5,375,936  $   862,546 $  8,423,765  $ 6,899,028
                                ===========  ===========  ===========  ===========
Investing activities            $(3,345,560) $ 3,947,784 $ (5,284,340) $   690,270
                                ===========  ===========  ===========  ===========
Financing activities            $(1,350,952) $(2,190,035)$ (2,099,769) $(2,898,412)
                                ===========  ===========  ===========  ===========

Weighted average common shares
   and OP Units outstanding
   Basic                          8,820,411    8,816,921    8,820,115    8,816,596
                                ===========  ===========  ===========  ===========

   Diluted                        8,834,817    8,816,921    8,834,008    8,816,596
                                ===========  ===========  ===========  ===========


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

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of June 30, 2002, approximately 35% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $45,693,000 outstanding under the Credit Facility at June 30, 2002, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $457,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $914,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Management may engage in such hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          See Part 1. Financial Statements - Note 8 which is incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

          A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 2002. Such meeting was held on June 11, 2002. Alan Hirmes was re-elected trustee for a three-year term. The individual elected, and the number of votes cast for and abstaining is as follows:

                                   For           Abstain
                                ---------        -------
          Alan P. Hirmes        6,403,847        231,053

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               99.1 Chief Executive Officer certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

               99.2 Chief Financial Officer certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

               99.3 Amendment of Management Agreement between the Company, Insured I, Insured II, the OP and the Property Manager dated October 1, 2001.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  August 14, 2002              By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Director, Chairman of the
                                        Board, President and
                                        Chief Executive Officer




Date:  August 14, 2002              By: /s/ Alan Hirmes
                                        ---------------
                                        Alan Hirmes
                                        Chief Financial Officer

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aegis Realty, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stuart J. Boesky

Stuart J. Boesky
Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aegis Realty, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Alan Hirmes

Alan Hirmes
Chief Financial Officer
August 14, 2002

                                                                    Exhibit 99.3


                        AMENDMENT OF MANAGEMENT AGREEMENT


     This AMENDMENT OF MANAGEMENT AGREEMENT, dated as of October 1, 2001 (this "Amendment") by and between AEGIS REALTY, INC., SUMMIT INSURED EQUITY L.P., SUMMIT INSURED EQUITY II L.P. and AEGIS REALTY OPERATING PARTNERSHIP, L.P. as ("OWNER") and RCC PROPERTY ADVISORS ("RCC"), a Florida General Partnership, by its General Partner, APH Associates, Inc. Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to such terms in the Management Agreement (defined below).

                              W I T N E S S E T H :

     WHEREAS, OWNER and RCC entered into that certain Management Agreement, dated October 1, 1997 (the "Management Agreement"), which Management Agreement is automatically renewed unless terminated by either party; and

     WHEREAS, OWNER has announced that it has retained an investment advisor to assist OWNER in developing a marketing strategy to pursue a sale of the OWNER or its assets (the "Liquidation Proposal"); and

     WHEREAS, OWNER's advisor, Related Aegis, Inc., sought to retain a third-party property manager to manage OWNER's portfolio following announcement of the Liquidation Proposal and determined that such property managers were unwilling to undertake such engagement without payment of (i) a termination fee equal to from 1% to 3% and (ii) property management fees substantially in excess of those currently charged by RCC; and

     WHEREAS, OWNER desires to continue to retain RCC to provide property management and leasing services with respect to the PROJECTS for consideration which is not in excess of the market rates and terms for the areas in which the PROJECTS are located; and

     WHEREAS, RCC desires to perform property management services and OWNER and RCC desire to amend the Management Agreement to reflect market rate compensation in light of the Liquidation Proposal.

     NOW, THEREFORE, the Management Agreement is hereby amended as follows:

     1. Section 9.01 and Section 9.02 of the Management Agreement is amended by replacing the existing Sections 9.01 and 9.02 with the following:


          9.01 This Agreement shall commence on the 1st day of October 1997, and shall continue in full force and effect for an INITIAL TERM of one (1) year from such commencement date, and on and after October 1, 2001, shall be automatically extended for successive terms of three (3) years, unless either party elects not to extend the term by delivering written notice to the other party at least ninety (90) days prior to the expiration of the then existing term, or unless this Agreement is otherwise terminated as hereinafter provided.

          9.02 RCC may terminate this Agreement after not less than thirty (30) days notice to OWNER.

     2. New Section 9.07 is hereby added to the Management Agreement as follows:


          9.07 Upon the transfer of title to the a PROJECT by OWNER to a person or entity that is independent of OWNER, either party may terminate this Agreement with respect to such PROJECT, provided, however, that in the event OWNER terminates this Agreement, OWNER shall pay RCC a fee equal to 1.00% of the gross sales price of the PROJECT(S) sold; and provided further, that if OWNER executes a contract for sale or option to sell a PROJECT, OWNER shall forthwith notify RCC in writing that said contract has been executed and as to the approximate closing date.


     3. Except as otherwise modified by this Amendment, the Management Agreement remains unchanged and is in all respects ratified and confirmed.

                            [Signature Page Follows]

     IN WITNESS WHEREOF, the undersigned have caused this Amendment to be executed as of the day and year first above written.


                                           OWNER:  AEGIS REALTY, INC.:

                                           By:  /s/ Stuart J. Boesky
                                                --------------------
                                                Stuart J. Boesky


                                           OWNER:  SUMMIT INSURED EQUITY L.P.

                                           By:  /s/ Stuart J. Boesky
                                                --------------------
                                                Stuart J. Boesky


                                           OWNER:  SUMMIT INSURED EQUITY II,L.P.

                                           By:  /s/ Stuart J. Boesky
                                                --------------------
                                                Stuart J. Boesky


                                           OWNER:  AEGIS REALTY OPERATING
                                           PARTNERSHIP, L.P.

                                           By:  /s/ Stuart J. Boesky
                                                --------------------
                                                Stuart J. Boesky


                                           RCC PROPERTY ADVISORS, a Florida
                                           Partnership
                                           By:  APH ASSOCIATES, INC., a
                                                General Partner

                                           By:  /s/ Alan Hirmes
                                                ---------------
                                                Alan Hirmes