Form 10-Q
period 2002-09-30
AEGIS REALTY INC
filed 2002-11-12
CIK 1043324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002


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

     Common Stock, $.01 par value, 8,054,631 shares outstanding at November 13, 2002

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      ============  ============
                                                      September 30, December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                      (Unaudited)
ASSETS
Real estate, net                                         $ 173,909    $ 171,357
Investment in partnerships                                   5,280        5,475
Loans receivable from affiliate                              2,271        2,289
Cash and cash equivalents                                    2,345        2,917
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $494,000 and $378,000,
   respectively                                              2,956        3,005
Deferred costs, net                                          4,315        4,086
Other assets                                                 1,589          909
                                                         ---------    ---------

   Total Assets                                          $ 192,665    $ 190,038
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable                                         $  68,384    $  66,148
   Accounts payable and other liabilities                    5,257        3,768
   Distributions payable                                     2,407        2,116
                                                         ---------    ---------

   Total Liabilities                                        76,048       72,032
                                                         ---------    ---------

Minority interest of unitholders in the
   Operating Partnership                                     6,146        6,235
                                                         ---------    ---------

Commitments and Contingencies

Stockholders' equity:
   Common stock; $.01 par value;
     50,000,000 shares authorized; 8,054,631
     and 8,052,847 shares issued and outstanding
     in 2002 and 2001, respectively                             80           80
   Additional paid in capital                              125,399      125,379
   Distributions in excess of net income                   (15,008)     (13,688)
                                                         ---------    ---------

   Total Stockholders' Equity                              110,471      111,771
                                                         ---------    ---------
   Total Liabilities and Stockholders' Equity            $ 192,665    $ 190,038
                                                         =========    =========

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                    ==========================    ==========================
                                        Three Months Ended             Nine Months Ended
                                            September 30,                September 30,
                                    --------------------------    --------------------------
                                       2002           2001           2002           2001
                                    --------------------------    --------------------------

Revenues:

   Rental income                    $     5,038    $     4,963    $    15,265    $    14,950
   Tenant reimbursements                  1,392          1,143          4,170          3,566
   Early lease termination                 --             --              736             17
   Income from equity investments            24             46            203            205
   Interest income                           65            101            192            691
   Other                                     33             28            101             96
                                    -----------    -----------    -----------    -----------
   Total revenues                         6,552          6,281         20,667         19,525
                                    -----------    -----------    -----------    -----------

Expenses:

   Repairs and maintenance                  570            510          1,632          1,328
   Operating                                406            348          1,219          1,019
   Real estate taxes                        618            610          1,891          1,855
   Interest                                 882          1,072          2,618          3,501
   Management fees                          610            581          1,865          1,801
   General and administrative               195            191            614            632
   Depreciation and amortization          1,659          1,512          4,769          4,482
   Terminated transaction costs            --              464           --            2,790
   Other                                    432            201          1,154            698
                                    -----------    -----------    -----------    -----------
   Total expenses                         5,372          5,489         15,762         18,106
                                    -----------    -----------    -----------    -----------

Income before gain on sales               1,180            792          4,905          1,419
Gain on sales of real estate                327           --              327           --
                                    -----------    -----------    -----------    -----------

Income before minority interest           1,507            792          5,232          1,419

Minority interest in income of
   the Operating Partnership               (134)           (70)          (463)          (124)
                                    -----------    -----------    -----------    -----------

Net income                          $     1,373    $       722    $     4,769    $     1,295
                                    ===========    ===========    ===========    ===========

Net income per share:

   Basic                            $       .17    $       .09    $       .59    $       .16
                                    ===========    ===========    ===========    ===========
   Diluted                          $       .17    $       .09    $       .59    $       .16
                                    ===========    ===========    ===========    ===========

Weighted average shares
   outstanding:

   Basic                              8,054,631      8,051,716      8,054,435      8,051,119
                                    ===========    ===========    ===========    ===========
   Diluted                            8,055,815      8,057,855      8,063,694      8,057,259
                                    ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                               Common Stock         Additional   Distributions
                         -----------------------     Paid-in     in Excess of
                          Shares        Amount       Capital      Net Income        Total
                         ---------    ----------    ----------   -------------    ----------
Balance at
   January 1, 2002       8,052,847    $       80    $  125,379   $     (13,688)   $  111,771

Net income                                                               4,769         4,769
Issuance of shares of
   common stock              1,784            --            20                            20
Distributions                                                           (6,089)       (6,089)
                         ---------    ----------    ----------   -------------    ----------

Balance at
   September 30, 2002    8,054,631    $       80    $  125,399   $     (15,008)   $  110,471
                         =========    ==========    ==========   =============    ==========


See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                        =======================
                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Cash flows from operating activities:
Net income                                                 $ 4,769      $ 1,295
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Gain on sales of real estate                               (327)          --
   Depreciation and amortization                             4,800        4,467
   Minority interest in income of
     the Operating Partnership                                 463          125
   Distributions from equity investments
     in excess of income                                       164          160
   Terminated transaction costs                                 --        2,467
   Changes in operating assets and liabilities:
   Accounts receivable-tenants                                 (65)         554
   Allowance for doubtful accounts                             116           49
   Other assets                                               (615)        (464)
   Due to Advisor and affiliates                               (46)         412
   Accounts payable and other liabilities                    1,488          403
   Leasing commissions and costs                            (1,055)        (626)
                                                           -------      -------

   Net cash provided by operating activities                 9,692        8,842
                                                           -------      -------

Cash flows from investing activities:
   Improvements to real estate                              (5,936)      (2,301)
   Increase in deferred acquisition expenses                   (44)      (1,079)
   Repayments of loans receivable from affiliate                19           18
   Principal payments received on mortgage loans                --        3,217
                                                           -------      -------

   Net cash used in investing activities                    (5,961)        (145)
                                                           -------      -------

Cash flows from financing activities:
   Proceeds from notes payable                               2,500        1,500
   Periodic repayments of notes payable                       (264)        (244)
   Distributions paid to stockholders                       (5,799)      (5,796)
   Increase in deferred loan costs                            (189)         (29)
   Distributions paid to minority interest                    (551)        (551)
                                                           -------      -------

   Net cash used in financing activities                    (4,303)      (5,120)
                                                           -------      -------

                                  (continued)

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                        =======================
                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Net increase/(decrease) in cash and cash equivalents          (572)       3,577

Cash and cash equivalents at the beginning of
   the period                                                2,917        1,474
                                                           -------      -------

Cash and cash equivalents at the end of the period         $ 2,345      $ 5,051
                                                           =======      =======

Supplemental information:
   Interest paid                                           $ 2,624      $ 3,314
                                                           =======      =======

          See accompanying notes to consolidated financial statements

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 1 - General

Aegis Realty, Inc. ("Aegis" or the "Company") is a Maryland corporation that has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended (the "Code"). The Company was formed to acquire, own, operate and renovate primarily supermarket-anchored neighborhood and community shopping centers. As of September 30, 2002, the Company owned a portfolio of 28 retail properties containing a total of approximately 3.0 million gross leaseable square feet and held partnership interests in two suburban garden apartment properties.

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

The Company owns all of its assets directly or indirectly through Aegis Realty Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "OP"), of which the Company is the sole general partner and holder of 91.31% of the units of partnership interest (the "OP Units") at September 30, 2002. At September 30, 2002, 5.54% of the OP Units are held by the sellers of three of the retail properties and 3.15% were held by affiliates of Related.

During 2001, the Company announced it had terminated a planned acquisition of the assets of P'OB Montgomery & Company ("POB").

In light of the decision to terminate the acquisition of POB, the Company, at the direction of the Board of Trustees, retained Robertson Stephens, Inc. to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale. During October 2001, the Company had retained Robertson Stephens, Inc. as an investment advisor to pursue the potential sale of the Company or its assets. Subsequently, following Fleet Boston Financial Corporation's decision to wind down the investment banking operations of Robertson Stephens, the team assigned to the Company was hired by, and will continue their assignment with, RBC Capital Markets.

The consolidated financial statements include the accounts of the Company and its subsidiary partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Aegis Realty, Inc. and its consolidated subsidiary partnerships.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and year ended December 31, 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management does not anticipate that the implementation of SFAS No. 143 will have a material impact on the Company's consolidated financial statements.

In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statements did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains and losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS No. 4 is effective January 1, 2003. Management does not anticipate that the implementation of this statement will have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is not effective until January 1, 2003. Management does not anticipate that the implementation of this statement will have a material effect on the Company's consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Real Estate

The components of real estate are as follows:
(Dollars in thousands)


                                                 September 30,     December 31,
                                                     2002              2001
                                                 -------------    -------------
Land                                               $  41,928        $  42,042
Buildings and improvements                           167,317          161,166
                                                   ---------        ---------
                                                     209,245          203,208
Less:  Accumulated depreciation                      (35,336)         (31,851)
                                                   ---------        ---------

                                                   $ 173,909        $ 171,357
                                                   =========        =========

Amounts estimated to be recoverable from future operations and ultimate sales are greater than the carrying value of each property owned at September 30, 2002. However, the carrying value of certain properties may be in excess of their fair value as of such date.

Effective July 3, 2002, the Company sold an out parcel which was part of the Rolling Hills Shopping Center for $500,000. The out parcel had a carrying value of approximately $151,000 and costs associated with the sale of approximately $23,000 which resulted in a gain of approximately $326,000.

Note 3 - Deferred Costs

The components of deferred costs are as follows:
(Dollars in thousands)


                                                 September 30,     December 31,
                                                     2002              2001
                                                 -------------    -------------
Deferred loan costs                                  $ 3,697          $ 3,508
Deferred leasing commissions and costs                 4,263            3,331
                                                     -------          -------
                                                       7,960            6,839

Less:  Accumulated amortization                       (3,645)          (2,753)
                                                     -------          -------

                                                     $ 4,315          $ 4,086
                                                     =======          =======

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

NOTE 4 - Notes Payable

The following table provides information about the Company's notes payable at September 30, 2002.

                             (Dollars in thousands)
                                                                                                                      Collateral/
                    Date of                       Monthly                                                              Carrying
                      Note/                        Payment         Outstanding          Outstanding     Balloon        Value at
                    Maturity         Interest    of Principal       Balance at           Balance at     Payment/     September 30,
Noteholder            Date             Rate      and Interest   September 30, 2002   December 31, 2001  Due Date         2002
----------        ------------      ----------   ------------   ------------------   -----------------  --------    ---------------

(a)               12/29/97             (b)         Interest        $ 45,693(c)          $ 43,193(c)                   (d)
                  12/29/03                         only

Heller            6/24/97 (e)          8.50%       $   20             2,475                2,497        $  2,307      Barclay Place/
  Financial, Inc. 7/1/07                                                                                  7/1/07      $    3,991

Nomura            10/28/97 (f)         7.54%       $   33             3,600                3,690                      Village At
  Asset Capital   11/11/22                                                                                            Waterford/
  Corporation                                                                                                         $    6,128

Chase Bank        12/16/96 (g)         8.875%      $   52             6,174                6,226        $  5,809      Oxford Mall/
                  1/1/07                                                                                  1/1/07      $    8,409

Merrill Lynch     9/18/97 (h)          7.73%       $   80            10,442               10,542        $  9,635      Southgate/
  Credit          10/1/07                                          --------             --------         10/1/07      $   15,112
  Corporation
                                                                   $ 68,384             $ 66,148
                                                                   ========             ========

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


(a) The Credit Facility is shared among Fleet Bank (28.57%), KeyBank National Association (28.57%), Citizens Bank of Rhode Island (28.57%) and Sovereign Bank (14.29%).

In connection with the Credit Facility, the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. Since the second quarter of 2001, through the first quarter of 2002, the Company was in compliance with all covenants pertaining to this Credit Facility except one. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such periods. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. As a result, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a permanent waiver of this covenant from each of the syndicate banks of the Credit Facility for each of the quarters' of non-compliance.

(b) The interest rate under the Credit Facility can float 1/2% under Fleet Bank's base rate or can be fixed in 30, 60, 90 and 180 day periods at various spreads over the indicated Euro-contract, ranging from 1.75% to 2.125% depending on the Company's ratio of total debt to total assets. The Company has currently elected the 30 day rate which was 1.82% at September 30, 2002.

(c) Outstanding balance of an $80 million senior revolving credit facility ("Credit Facility").

(d) The Credit Facility was collateralized at September 30, 2002 by nineteen Retail Properties and one investment in a partnership with carrying values of $109,724,335 and $4,691,250, respectively. In addition, the obligation under the Credit Facility is guaranteed by the Company, Summit Insured I, Summit Insured II (two of the Company's subsidiaries) and TCR-Pinehurst Limited Partnership (one of the two partnerships in which the Company has invested).

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

Note 5 - Common Stock and Stock Options

Each independent director is entitled to receive annual compensation for serving as a director in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or shares of Common Stock valued based on the fair market value at the date of issuance. As of September 30, 2002 and December 31, 2001, 10,204 and 8,420 shares, respectively, having an aggregate value at the date of issuance of $105,000 and $85,000, respectively, have been issued to the Company's two independent directors as compensation for their services.

On August 2, 2001, the Board of Directors, including the members of the Compensation Committee, approved the grant of options to acquire 241,522 shares of common stock to employees and affiliates of the advisor. For the nine months ended September 30, 2002, the dilutive effect, calculated using the treasury stock method, of the 241,522 stock options was 9,259 shares.

                       AEGIS REALTY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

The costs incurred to related parties for the three and nine months ended September 30, 2002 and 2001 were as follows:

(Dollars in thousands)
                                        ==================     =================
                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                        ------------------     -----------------
                                          2002       2001       2002       2001
                                        ------------------     -----------------
Expense reimbursements                   $   75     $   73     $  215     $  215
Property management fees                    284        268        909        865
Leasing commissions and costs               724        292        986        484
Asset management fees                       193        194        573        578
                                         ------     ------     ------     ------

                                         $1,276     $  827     $2,683     $2,142
                                         ======     ======     ======     ======

Note 7 - Earnings Per Share

Basic and diluted net income per share in the amount of $.17 and $.09 and $.59 and $.16 for the three and nine months ended September 30, 2002 and 2001, respectively, equals net income for the period of $1,373 and $722 and $4,769 and $1,295, respectively, divided by the weighted average number of shares outstanding for the periods (8,054,631 and 8,051,716 and 8,054,435 and 8,051,119 respectively for the basic earnings per share and 8,055,815 and 8,057,855, and 8,063,694 and 8,057,259 for the diluted earnings per share).

There is no difference between basic and diluted net income per share with respect to the conversion of the minority interests' OP Units outstanding at September 30, 2002 and 2001 into an additional 765,780 shares of Common Stock because the earnings of an OP Unit are equivalent to the earnings of a share of Common Stock.

Note 8 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 9 - Subsequent Event

In November 2002, a distribution of $1,933,111 ($.24 per share), which was declared in September 2002, was paid to the stockholders from cash flow from operations for the quarter ended September 30, 2002.

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

In light of the decision to terminate the acquisition of POB, the Company, at the direction of the Board of Trustees, retained Robertson Stephens, Inc. to assist in developing an appropriate marketing strategy for the potential sale of the Company or its assets. If acceptable values cannot be achieved, the Board of Trustees will then pursue alternative strategies with the goal of maximizing stockholder value. The Company has discontinued its pursuit of additional investments and is focusing on the continuation of active management, leasing and redevelopment of the property portfolio in order to maintain the value of its portfolio upon a sale. During October 2001, the Company had retained Robertson Stephens, Inc. as an investment advisor to pursue the potential sale of the Company or its assets. Subsequently, following Fleet Boston Financial Corporation's decision to wind down the investment banking operations of Robertson Stephens, the team assigned to the Company was hired by, and will continue their assignment with, RBC Capital Markets.

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

(ii) 46% of total revenues for the nine months ended September 30, 2002 were earned from shopping center anchor tenants which are national and/or credit tenants.

(iii) No single asset accounts for more than 8% of total revenues for the nine months ended September 30, 2002.

(iv) Leases that provide for recovery of actual common area maintenance charges and real estate taxes, thereby minimizing any effects from inflation.

(v) Leases that provide for increases in rents based on a percentage of tenants' sales.

During the nine months ended September 30, 2002, cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $572,000. This decrease was primarily due to improvements to real estate ($5,936,000), distributions paid to stockholders ($5,799,000) and distributions paid to minority interest ($551,000) offset by cash provided by operating activities, $9,692,000 and net proceeds from notes payable, $2,500,000. Included in the adjustments to reconcile the net income to cash provided by operating activities is depreciation and amortization in the amount of $4,800,000.

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

(ii) In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Company received rental payments from the vacated tenant pursuant to the terms of the lease. In December 2000, A&P bought out its lease for $300,000 and the Company entered into a new lease with Publix. The former A&P space has been demolished and the reconstruction of Publix was completed in July 2002. The Company's cost to reconstruct this space totaled approximately $4,147,000 (prior to tenant reimbursement of approximately $662,000) of which approximately $1,300,000 was paid in 2001. Publix opened its new store to the public on July 11, 2002.

(iii) White Oaks Plaza shopping center, located in Spindale, NC, was deemed to be impaired in the 4th quarter of 2001. The Company's impairment determination was due to three anchors vacating their spaces and increased competition in the surrounding area. Two of these anchors, Walmart and Winn Dixie, are still paying rent and are current in their rent payments. Using undiscounted cash flows compared to the book value of approximately $6.2 million resulted in a deficit, indicating impairment. The Company recognized a loss on impairment of $2.5 million during the fourth quarter of 2001, resulting from comparing discounted cash flows (at a market discount rate for this type of property) to the book value.

(iv) Office Max, one of the anchor tenants of Town West which was under sublease, vacated its space in February 2000 but the original lessee is still obligated to pay rent. The lessee stopped paying rent in April 2001 and has been in default since that date. The Company has reserved 50% of the outstanding balance of $150,783 at September 30, 2002 and has initiated legal proceedings. The Company feels its case is strong and will recover the full amount owed.

(v) Food Lion, located in Barclay Place, closed its store in December 2000. It is still obligated to pay rent through the expiration of its lease in December 2009. To date, Food Lion is current with all rent payments.

(vi) The Company was notified that K-Mart, which filed for bankruptcy, had closed its store located in the Centre Stage Shopping Center in Springfield, Tennessee and has rejected the lease as of June 29, 2002. The store has approximately 86,479 square feet of gross leasable area and represented approximately $397,000 in annualized base rent. K-Mart has paid rent through June 30, 2002.

Effective July 3, 2002, the Company sold an out parcel which was part of the Rolling Hills Shopping Center for $500,000. The out parcel had a carrying value of approximately $151,000 and costs associated with the sale of approximately $23,000 which resulted in a gain of approximately $326,000.

In connection with the Credit Facility (Note 4), the Company must comply with various financial covenants including maximum loan to value ratios, interest and fixed charge coverage ratios, and net worth requirements. Since the second quarter of 2001, through the first quarter of 2002, the Company was in compliance with all convenants pertaining to this Credit Facility except one. The Company was not in compliance with a covenant requiring that aggregate distributions by the Company during any consecutive four quarters not exceed ninety percent of the Company's funds from operations ("FFO") for such period. Unlike the covenant provisions based on adjusted net income, under the covenant in question, the Company's FFO is not adjusted for extraordinary or nonrecurring items. As a result, FFO was significantly reduced by nonrecurring expenses related to the termination of the POB transaction (Note 1). The Company received a permanent waiver of this covenant from each of the syndicate banks of the Credit Facility for each of the quarters of non-compliance.

In November 2002, a distribution of $1,933,111 ($.24 per share), which was declared in September 2002, was paid to the stockholders from cash flow from operations for the quarter ended September 30, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

Rental income increased approximately $75,000 and $315,000 for the three and nine months ended September 30, 2002 as compared to 2001 primarily due to the increase of minimum rent at Rolling Hills, Mountain Park and Westbird.

Tenant reimbursements increased approximately $249,000 and $604,000 for the three and nine months ended September 30, 2002 as compared to 2001 due to the increase of the reimbursements of common charges at Westbird, Winery Square, Crossroads and Townwest and the reimbursements of insurance for Pablo Plaza, Birdneck, Winery Square and Cape Henry.

Early lease termination increased approximately $719,000 for the nine months ended September 30, 2002 as compared to 2001 due to the $750,000 lease settlement with Safeway at Cactus Village.

Interest income decreased approximately $36,000 and $499,000 for the three and nine months ended September 30, 2002 as compared to 2001 primarily due to the repayment of the Woodgate mortgage loan in April 2001.

Repairs and maintenance increased approximately $60,000 and $304,000 for the three and nine months ended September 30, 2002 as compared to 2001 primarily due to an increase in miscellaneous maintenance costs of Westbird and Birdneck, painting costs at White Oak Plaza, Town West and Crossroads and landscaping costs of Westbird and Winery Square.

Operating expenses increased approximately $58,000 and $200,000 for the three and nine months ended September 30, 2002 as compared to 2001 primarily due to the write-off of unamortized lease costs of Marketplace, Southgate and Governors Square, legal expenses of Cactus Village and Applewood and security expenses of Winery Square, Oxford and Birdneck.

Interest expense decreased approximately $190,000 and $883,000 for the three and nine months ended September 30, 2002 as compared to 2001, primarily due to the lower interest rate of the Credit Facility.

Funds from Operations and Funds Available for Distribution
----------------------------------------------------------

Funds from operations ("FFO"), represents income (or loss) before minority interest (computed in accordance with accounting principles generally accepted in the United States) ("GAAP"), excluding gains (or losses) from debt restructuring or repayments and sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. Income computed in accordance with GAAP includes straight-lining of property rentals for rent escalations in the amounts of $17,364 and $23,788 and $107,595 and $34,867 for the three and nine months ended September 30, 2002 and 2001, respectively. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements for the applicable periods, and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

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

FFO, as calculated in accordance with the NAREIT definition, and FAD for the three and nine months ended September 30, 2002 and 2001 are summarized in the following table:

(Dollars in thousands)

                                      ===========================     ===========================
                                          Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                      ---------------------------     ---------------------------
                                         2002            2001            2002             2001
                                      ---------------------------     ---------------------------
Income before minority interest       $     1,507     $       792     $     5,232     $     1,420
Depreciation and amortization
   of real property                         1,446           1,332           4,158           3,954
Depreciation and amortization
   from equity investments                     61              61             182             182
                                      -----------     -----------     -----------     -----------

Funds From Operations ("FFO")               3,014           2,185           9,572           5,556

Amortization of deferred financing
   costs                                      223             191             642             564
Principal payments received on
   mortgage loans                            --              --              --             3,217
Straight-lining of property rentals
   for rent escalations                       (18)            (24)           (108)            (35)
Improvements to real estate                  (639)           (701)         (5,936)         (2,301)
Principal repayments on notes
   payable                                    (87)            (80)           (264)           (243)
Leasing commissions and costs                (803)           (373)         (1,055)           (626)
                                      -----------     -----------     -----------     -----------

Funds Available for Distribution
   ("FAD")                            $     1,690     $     1,198     $     2,851     $     6,132
                                      ===========     ===========     ===========     ===========

Distributions to stockholders and
   minority interest                  $     2,175     $     2,116     $     6,640     $     6,349
                                      ===========     ===========     ===========     ===========

FFO payout ratio                             72.2%           96.9%           69.4%          114.3%
                                      ===========     ===========     ===========     ===========

Cash flows from:
Operating activities                  $     1,268     $     1,943     $     9,692     $     8,842
                                      ===========     ===========     ===========     ===========
Investing activities                  $      (677)    $      (835)    $    (5,961)    $      (145)
                                      ===========     ===========     ===========     ===========
Financing activities                  $    (2,204)    $    (2,222)    $    (4,303)    $    (5,120)
                                      ===========     ===========     ===========     ===========

Weighted average common shares
   and OP Units outstanding
   Basic                                8,819,911       8,817,496       8,819,715       8,816,399
                                      ===========     ===========     ===========     ===========

   Diluted                              8,821,095       8,823,635       8,828,974       8,823,039
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The debt financing used to raise capital for the acquisition of the Company's investments exposes the Company to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international political considerations and other factors beyond the control of the Company.

Cash flows from the Company's investments do not fluctuate with changes in market interest rates. In addition, as of September 30, 2002, approximately 35% of the Company's total notes payable outstanding are fixed rate notes, and so the payments on these instruments do not fluctuate with changes in market interest rates. In contrast, payments required under the Credit Facility vary based on market interest rates, primarily the 30 day Euro-contract rate. Thus, an increase in market interest rates would result in increased payments under the Credit Facility, without a corresponding increase in cash flows from the Company's investments in the same amounts. For example, based on the $45,693,000 outstanding under the Credit Facility at September 30, 2002, the Company estimates that an increase of 1% in the 30 day Euro-contract rate would decrease the Company's annual net income by approximately $457,000; a 2% increase in the 30 day Euro-contract rate would decrease annual net income by approximately $914,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased payments under the Credit Facility without corresponding decreases in cash flows from the Company's investments. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Management may engage in such hedging strategies in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          See Part 1. Financial Statements - Note 8 which is incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities and Use of Proceeds - None

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               99.1 Chief Executive Officer certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

               99.2 Chief Financial Officer certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

               99.3 Amendment to Management Agreement.

          (b)  Reports on Form 8-K:

               Current report on form 8-K relating to the extension of the Management Agreement between the Company, Insured I, Insured II, the OP and the Property Manager, dated September 13, 2002 and filed September 26, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEGIS REALTY, INC.
                                  (Registrant)




Date:  November 12, 2002            By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Director, Chairman of the
                                        Board, President and
                                        Chief Executive Officer




Date:  November 12, 2002            By: /s/ Stuart A. Rothstein
                                        -----------------------
                                        Stuart A. Rothstein
                                        Chief Financial Officer

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Aegis Realty, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                          By:  /s/ Stuart J. Boesky
       -----------------                               --------------------
                                                       Stuart J. Boesky
                                                       Chief Executive Officer
                                                       November 14, 2002

                                 CERTIFICATION


I, Stuart A. Rothstein, hereby certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Aegis Realty, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                          By:  /s/ Stuart A. Rothstein
       -----------------                               -----------------------
                                                       Stuart A. Rothstein
                                                       Chief Financial Officer
                                                       November 14, 2002

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aegis Realty, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     November 12, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aegis Realty, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart A. Rothstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     November 12, 2002

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

                                            By:  /s/ Stuart J. Boesky
                                                 --------------------
                                                 Stuart J. Boesky


                                            OWNER: AEGIS REALTY OPERATING
                                            PARTNERSHIP, L.P.

                                            By:  /s/ Stuart J. Boesky
                                                 --------------------
                                                 Stuart J. Boesky


                                            RCC PROPERTY ADVISORS, a Florida
                                            Partnership
                                            By:  APH ASSOCIATES, INC., a
                                                 General Partner

                                            By:  /s/ Stuart A. Rothstein
                                                 -----------------------
                                                 Stuart A. Rothstein